Form 10-K/A
period 1996-01-31
CUSTOM CHROME INC /DE
filed 1996-05-30
CIK 879360

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-K/A
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 31, 1996
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13
    OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to
                              ----------    --------

Commission file number 0-19540
                                 CUSTOM CHROME, INC.
                (Exact name of Registrant as specified in its charter)

            Delaware                                   94-1716138
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                                16100 Jacqueline Court
                            Morgan Hill, California 95037
             (Address of Principal Executive Offices, including Zip Code)
         Registrant's telephone number, including area code:  (408) 778-0500

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
    Title of each class                               on which registered
    -------------------                               -------------------
           None                                               None

Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, $.001 par value
                                  (Title and Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of April 15, 1996, was approximately $83,600,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On April 15, 1996, approximately 5,114,000 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (the "10-K"), as set forth below:

       The Registrant had originally intended to incorporate certain items from
Part III of the 10-K from designated portions of the Registrant's definitive proxy statement. Since such definitive proxy statement will not be filed with the Commission within 120 days after the end of fiscal year covered by the 10-K, the Registrant is hereby filing the required information for Part III in this Report on Form 10-K/A.

                                      PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding the directors of the Company, and their respective ages and positions as of April 30, 1996:

NAME                    POSITION(S) WITH THE COMPANY                      AGE
- - ----                    ----------------------------                      ---

Ignatius J. Panzica. .  Chairman of the Board of Directors;               52
                        Chief Executive Officer and President

James J. Kelly, Jr.. .  Director; Executive Vice President, Finance;      45
                        Chief Financial Officer; Secretary

Lionel M. Allan. . . .  Director                                          52

Joseph F. Keenan . . .  Director                                          55

Joseph Piazza. . . . .  Director                                          61

BUSINESS EXPERIENCE OF DIRECTORS

IGNATIUS ("NACE") J. PANZICA is a co-founder of the Company and has been President of the Company since February 1991, Chief Executive Officer since September 1991 and Chairman of the Board since January 1994. Mr. Panzica served as Vice President, Operations of the Company from 1975 to 1991 and has been a member of the Board of Directors of the Company since 1975.

JAMES J. KELLY, JR. has served as Executive Vice President, Finance of the Company since November 1995, Vice President, Finance and Chief Financial Officer of the Company since March 1992, Secretary of the Company since June 1992 and as a Director of the Company since July 1993. Prior to joining the Company in March 1992, Mr. Kelly served as Vice President, Finance and Chief Financial Officer of Canadian Marconi Company for eight years. Mr. Kelly is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants and the Financial Executives Institute.

LIONEL M. ALLAN has served as a director of the Company since June 1994. Mr. Allan is President of Allan Advisors, Inc., a legal consulting firm that he founded in April 1992. Previously, and for more than 20 years, Mr. Allan was in private law practice with Hopkins & Carley. Mr. Allan is also a director and past Chairman of the Board of KTEH Public Television Channel 54, in San Jose, California, a director of Accom, Inc., a digital video systems company, and a director of Catalyst Semiconductor, Inc., a semiconductor company.

JOSEPH F. KEENAN has served as a Director of the Company since July 1993. Mr. Keenan served as President and Chief Executive Officer of Data East U.S.A. Inc., a privately owned manufacturer of coin operated and home video electronics games, from 1989 to 1992. Previously, he was principal of Wilkes Bashford Ltd., a specialty retailer of clothing and accessories in Northern California. Mr. Keenan has also held the positions of President and Chief Executive Officer at Pizza Time Theater, Inc. and Atari, Inc.

JOSEPH PIAZZA has served as a Director of the Company since April 1996. From 1989 until October 1992, Mr. Piazza served as Executive Vice President of Lacy Diversified Industries, a privately-owned holding company, which owns Rocky Cycle Co., a motorcycle parts and accessory distribution company. From 1975 to 1986, Mr. Piazza served as President and Chief Executive Officer of Rocky Cycle Co.

BOARD MEETINGS AND COMMITTEES

The Board of Directors held a total of five (5) meetings during the year ended January 31, 1996. The Company has an Audit Committee and a Compensation Committee of the Board of Directors. Each incumbent director attended at least 75% of the aggregate number of meetings of the Board of Directors and of the Committees on which such directors served and that were held during the period that such individual was a member of the Board of Directors. There are no family relationships among executive officers or directors of the Company.

The Audit Committee is primarily responsible for approving the services performed by the Company's independent auditors and reviewing reports of the Company's external auditors regarding the Company's accounting practices and systems of internal accounting controls. This Committee currently consists of Messrs. Allan and Keenan. The Audit Committee held two (2) meetings during the year ended January 31, 1996.

The Compensation Committee reviews and approves the Company's general compensation policies, establishes the compensation levels for the Company's executive officers and is responsible for administration of the Company's Stock Option Plans. This Committee currently consists of Messrs. Keenan and Piazza. The Compensation Committee held four (4) meetings during the year ended January 31, 1996.

REMUNERATION

The Company currently pays all non-employee Board members a fee of $5,000 for each full fiscal quarter that they serve as a Board member and also reimburses such individuals for the expenses incurred in connection with their attendance at Board and Committee meetings. In addition, the Company's 1995 Stock Option Plan includes an automatic option grant program under which each individual who first becomes a non-employee Board member after September 30, 1994 will receive, at the time of his or her initial election or appointment to the Board, an automatic option grant to purchase 2,500 shares of Common Stock at an exercise price per share equal to 100% of the fair market value per share on the grant date. In addition, at each Annual Stockholders Meeting, each individual who is to continue to serve as a non-employee Board member after the Meeting will receive an additional option grant to purchase 2,500 shares of Common Stock.
The initial 2,500 share grant will become exercisable for 25% of the option shares upon the optionee's completion of one year of Board service measured from the grant date and will become exercisable for the balance of the option shares in 36 equal and successive monthly installments upon the optionee's completion of each additional month of Board service thereafter. Each additional 2,500 share grant will vest upon the optionee's completion of one year of Board service measured from the grant date. However, each option will become immediately exercisable for all the option shares in the event the Company is acquired by merger or asset sale or there should occur a change in control of the Company, whether through a successful tender offer for more than 50% of the outstanding Common Stock or a change in the majority of the Board by one or more proxy contests. Each option will have a maximum term of 10 years, subject to earlier termination upon the optionee's cessation of Board service.

Information as to the Company's executive officers appears at the end of Part I of the originally-filed Annual Report on Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

       The following table sets forth the compensation earned by the Company's Chief Executive Officer and the Company's only other executive officer whose compensation for the year ended January 31, 1996 was at least $100,000 for services rendered in all capacities to the Company for each of the last three fiscal years.

                              SUMMARY COMPENSATION TABLE


                                                                                 Long Term
                                                        Annual Compensation     Compensation
                                                        -------------------     ------------

                                                                                 Number of
                                         Year                                    Securities
Name and                                Ended                                    Underlying         All Other
Principal Position                   January 31,   Salary($)(1)    Bonus($)      Options(#)       Compensation
- - ------------------                   -----------   ------------    --------      ----------       ------------

Ignatius J. Panzica                     1996        337,550        614,805        100,000            500(2)
  Chairman of the Board,                1995        325,964        467,126        241,088            500(2)
  President and                         1994        269,231        619,277        100,000            500(2)
  Chief Executive Officer

James J. Kelly, Jr.                     1996        131,005          4,551(3)      32,250            500(2)
  Director, Executive                   1995        135,511         12,676(4)      30,000            500(2)
  Vice President, Finance               1994        121,608         20,000         27,500            500(2)
  Chief Financial Officer,
  Secretary

- - ----------

(1) Includes (i) salary deferral contributions made by the executive officer to the Company's 401(k) Plan and (ii) compensation for accrued vacation time not taken.

(2) Represents matching contributions made by the Company on behalf of such executive officers to the Company's 401(k) Plan.

(3) Represents forgiveness of interest accrued during calendar year 1995 on a loan made to Mr. Kelly to the Company in June 1994. See "Certain Relationships and Related Transactions."

(4) Includes forgiveness of interest accrued of $2,676 during calendar year 1994 on a loan made to Mr. Kelly by the Company in June 1994 and a cash bonus of $10,000, which was applied as payment toward the outstanding principal balance on the loan. See "Certain Relationships and Related Transactions."

OPTION GRANTS

       The following table provides information with respect to the stock option grants made during the year ended January 31, 1996 to the Company's executive officers named in the Summary Compensation Table above. No stock appreciation rights were granted to these individuals during such fiscal year.

                          OPTION GRANTS IN LAST FISCAL YEAR


                                                                              Potential Realizable
                                                                                Value at Assumed
                                                                                     Annual
                                                                                  Rate of Stock
                                                                               Price Appreciation
                                      Individual Grants                         for Option Term
                     -------------------------------------------------     ------------------------

                                   % of Total
                                     Options     Exercise
                                   Granted to     or Base
                       Options    Employees in   Price(1)   Expiration
Name                 Granted(#)   Fiscal Year     ($/sh)       Date        5 % ($)(2)   10 % ($)(2)
- - ----                 ----------   -----------     ------       ----        ----------   -----------

Ignatius J. Panzica  100,000(3)          32.2%     $18.63     02/08/05      1,173,690     2,962,170

James J. Kelly, Jr.   32,250(4)          10.4%     $18.63     02/08/05        378,515       955,300


- - ----------

(1) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income tax liability incurred by the optionee in connection with such exercise.

(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(3) Such option will become exercisable for 100% of the option shares upon the optionee's completion of one year of service with the Company, measured from the February 8, 1995 grant date. However, the option will become immediately exercisable for all the option shares in the event the Company is acquired by a merger or asset sale, unless the option is assumed or replaced by the acquiring entity. The Compensation Committee also has the authority to provide for the automatic acceleration of such option in the event there is a hostile take-over of the Company, whether by successful tender offer for more than 50% of the Company's outstanding voting securities or contested election of Board membership. The option has a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of employment with the Company.

(4) Such option will become exercisable for 25% of the option shares upon the optionee's completion of one year of service with the Company, measured from the February 8, 1995 grant date, and will become exercisable for the balance of the shares in 36 equal and successive monthly installments upon the optionee's completion of each additional month of service thereafter. However, the option will become immediately exercisable for all the option shares in the event the Company is acquired by a merger or asset sale, unless the option is assumed or replaced by the acquiring entity. The Compensation Committee also has the authority to provide for the automatic acceleration of such option in the event there is a hostile take-over of the Company, whether by successful tender offer for more than 50% of the Company's outstanding voting securities or contested election of Board membership. The option has a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of employment with the Company.

OPTION EXERCISES AND HOLDINGS

       The table below sets forth information concerning the exercise of options during the fiscal year ended January 31, 1996 and unexercised options held as of the end of such year by the Company's executive officers named in the Summary Compensation Table. No stock appreciation rights were exercised during such fiscal year or outstanding as of the end of that fiscal year.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR-END OPTION VALUES


                                                            Number                       Value of
                                                              of                       Unexercised
                                                          Unexercised                 In-the-Money
                       Shares        Aggregate             Options at                  Options at
                     Acquired On   Value Realized          FY-End (#)                   FY-End(2)
Name                 Exercise(#)       ($)(1)       Exercisable/Unexercisable   Exercisable/Unexercisable
- - ----                 -----------   --------------   -------------------------   -------------------------

Ignatius J. Panzica    29,167        $298,556            206,713/205,208            $1,197,224/$1,442,165

James J. Kelly, Jr.    27,082        $302,088              12,397/62,771                 $70,310/$497,151


(1) Value Realized is equal to the market price of the purchased shares at the time the option is exercised, less the aggregate exercise price paid for such shares. Value Realized does not take into account the federal and state income taxes payable by the individual in connection with the option exercise or the subsequent sale of the shares.
(2) Market price at fiscal year end ($25.06) less exercise price. For purposes of this calculation, the fiscal year end market price of the shares is deemed to be the closing sale price of the Company's Common Stock as reported on the National Association of Securities Dealers Automated Quotations System on Wednesday, January 31, 1996.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL ARRANGEMENT

Ignatius J. Panzica entered into an employment agreement with the Company in August 1989 in connection with the acquisition of the Company by Custom Chrome Holdings, Inc. This agreement was subsequently amended in September 1991 in connection with the initial public offering of the Common Stock and provides for an employment relationship terminable at will by either party at any time for any reason. Pursuant to this agreement, Mr. Panzica is entitled to a minimum level of annual base salary, which as a result of periodic increases authorized by the Compensation Committee is at $300,000, effective February 1, 1994. In addition, Mr. Panzica is to be paid an annual bonus based upon the Company's operating income for each fiscal year. Under the bonus formula, Mr. Panzica will earn an aggregate bonus each year equal to 3% of operating income up to $5,400,000, 4% of operating income between $5,400,000 and $8,000,000 and 5% of operating income in excess of $8,000,000. Operating income is defined as the consolidated net income of the Company and its subsidiaries, as reflected in the Company's audited financial statements, but adjusted to exclude extraordinary gains or losses and to add back nonrecurring charges, interest on long-term debt, income taxes and amortization and depreciation associated with the 1989 acquisition. The bonus will be payable in a lump sum following the close of the fiscal year for which earned. When the cumulative gross amounts paid to Mr. Panzica after February 1, 1991 on account of salary in excess of $125,000 per year for fiscal years through January 31, 1994 and $300,000 per year for fiscal years beginning January 31, 1994 and bonus exceed $6,093,000, no further bonuses under this agreement will be payable.

James J. Kelly, Jr. entered into an employment agreement with the Company in March 1992, when he first joined the Company as Chief Financial Officer. Pursuant to that agreement, Mr. Kelly is entitled to a minimum level of annual base salary, which as a result of periodic increases authorized by the Compensation Committee is at $125,000 effective March 1, 1994, plus a bonus of up to 20% of his base salary awarded in the sole discretion of the Compensation Committee.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

The members of the Board of Directors, the executive officers of the Company and persons who hold more than ten percent (10%) of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, which requires such individuals to file reports with respect to their ownership of and transactions in the Company's securities. Officers, directors and greater than ten percent (10%) stockholders are required to furnish the Company with copies of all such reports they file.

Based upon the copies of those reports furnished to the Company and written representations that no other reports were required to be filed, the Company believes that all reporting requirements under Section 16(a) for the year ended January 31, 1996 were met in a timely manner by executive officers, Board members and greater than ten percent (10%) stockholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The members of the Compensation Committee are Mr. Keenan and (since April 1996) Joseph Piazza. Neither Mr. Keenan nor Mr. Piazza was at any time during the year ended January 31, 1996 or at any other time an officer or employee of the Company. Tyrone Cruze, Sr. also served on the Compensation Committee during the year ended January 31, 1996 and also served as the Vice-Chairman of the Board during such fiscal year and served as President and Chief Executive Officer from 1975 to January 1991. Mr. Cruze resigned from the Board of Directors and from the Compensation Committee in March 1996.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of April 15, 1996 by (i) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (ii) each director, (iii) each executive officer of the Company named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


              NAME AND ADDRESS,
               IF REQUIRED, OF                         SHARES              PERCENT OF SHARES
               BENEFICIAL OWNER                  BENEFICIALLY OWNED       BENEFICIALLY OWNED
               ----------------                  ------------------       ------------------

Ignatius J. Panzica (1)                                 469,808                    8.6%
         Custom Chrome, Inc.
         16100 Jacqueline Court
         Morgan Hill, CA  95037

Northwestern Mutual Life Insurance Co. (2)              457,100                    8.9%
         720 East Wisconsin Avenue
         Milwaukee, WI  53202

State of Wisconsin Investment Board (3)                 437,700                    8.6%
         121 E. Wilson Street
         Madison, WI  53702

Putnam Investment Management, Inc. (4)                  376,625                    7.4%
         One Post Office Square
         Boston, MA  02109

Gardner Lewis Asset Management, Inc. (5)                370,400                    7.2%
         285 Wilmington Pike
         Chadford, PA  19317

James J. Kelly, Jr. (6)                                  24,862                       *

Lionel M. Allan (7)                                       5,291                       *

Joseph F. Keenan (8)                                      3,208                       *

Joseph Piazza                                                --                       *

All current directors and executive officers as
 a group (8 persons) (1)(6)(7)(8)                       615,850                   11.1%


- - ------------------

*      Less than one percent (1%).

(1) Includes 319,423 shares issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of April 15, 1996.

(2) Such information is based upon information received from Northwestern Mutual Life Insurance Company and reflects shares held in several accounts.

(3) Represents shares beneficially owned by Wisconsin Investment Board as a result of its serving as investment advisor to various investment accounts. Wisconsin Investment Board has sole voting power and sole dispositive power with respect to all such shares. Such information is based on communications from Wisconsin Investment Board and the Company's knowledge after investigation.

(4) Represents shares beneficially owned by Putnam Investment Management, Inc. ("Putnam Investment") as a result of its serving as investment advisor to various investment accounts. Putnam Investment has sole voting power and sole dispositive power with respect to all such shares. Such information is based on the Company's knowledge after investigation and previous communications from Putnam Investment.

(5) Represents shares beneficially owned by Gardner Lewis Asset Management, Inc. ("Gardner Lewis") as a result of its serving as investment advisor to various investment accounts. Gardner Lewis has sole voting power with respect to 332,200 of such shares. Such information is based on communications from Gardner Lewis.

(6) Includes 23,412 shares issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days after April 15, 1996.

(7) Includes 3,291 shares issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days after April 15, 1996. Mr. Allan's shares are held by the Allan Advisors, Inc. Profit Sharing Plan.

(8) Includes 708 shares issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days after April 15, 1996.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On June 11, 1994, the Company loaned James J. Kelly, Jr., the Executive Vice President, Finance, Chief Financial Officer, Secretary, and a Director of the Company, $100,000, at an annual interest rate of 5.63%, compounded annually. The loan was made for the sole purpose of assisting Mr. Kelly with the purchase of Mr. Kelly's principal residence in Morgan Hill, California, and the loan is secured by a Second Deed of Trust on such residence. The entire principal balance of the loan, together with all accrued and unpaid interest, was due and payable on July 11, 2001. The Company agreed to forgive the interest accrued on the unpaid total balance on the loan as a yearly bonus at the end of each calendar year while the loan remained outstanding; in turn, 75% of the cash portion of any annual bonus received by Mr. Kelly was to be applied as payment toward the outstanding principal balance on the loan. During the year ended January 31, 1996, the largest amount outstanding under Mr. Kelly's loan was $100,000, and on April 15, 1996, Mr. Kelly repaid the entire remaining amount outstanding under the loan.

                                       PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K

(a)  1.       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                   Page
                                                                            ----

     The following Consolidated Financial Statements of Custom
     Chrome, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

              Independent Auditors' Report                                  F-1

              Consolidated Balance Sheets - January 31, 1996 and
              1995                                                          F-2

              Consolidated Statements of Operations - Years ended
              January 31, 1996, 1995 and 1994                               F-3

              Consolidated Statements of Shareholders' Equity -
              Years ended January 31,1996, 1995 and 1994                    F-4

              Consolidated Statements of Cash Flows - Years ended
              January 31, 1996, 1995 and 1994                         F-5 & F-6

              Notes to Consolidated Financial Statements             F-7 - F-12

     2.       CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

              Schedule II -   Valuation and Qualifying Accounts            II-1

     All other schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial
     Statements hereto.

(b)  REPORTS ON FORM 8-K

     A report on Form 8-K was filed with the Securities and Exchange Commission on March 20, 1996 disclosing important factors that could cause the Company's actual results to differ materially from those described in forward-looking statements made by or on behalf of the Company.


(c)  EXHIBITS

Exhibit
Number    Exhibit
- - ------     -------

3.1(1)        Certificate of Incorporation of Custom Chrome, Inc.

3.2(3)        Restated Certificate of Incorporation of Custom Chrome, Inc.

3.3(1)        Bylaws, as amended.

3.4(1)        Form of Amendment to Bylaws.

4.1           Reference is made to Exhibit 3.1.

4.2           Reference is made to Exhibit 3.2.

4.3           Reference is made to Exhibit 3.3.

10.1(1)       Custom Chrome, Inc. 1991 Stock Option Plan (the "Stock Option
              Plan").

10.2(1) Form of Stock Option Agreement for granting stock options under the Stock Option Plan.

10.3(2) Custom Chrome, Inc. 1991 Stock Option Plan, as restated on March 2, 1992 (the "Restated Stock Option Plan").

10.4(2) Form of Notice of Grant of Stock Option (the "Notice of Grant") and Stock Option Agreement, attached as Exhibit A to the Notice of Grant, for granting stock options under the Restated Stock Option Plan.

10.5(2) Form of Non-Statutory Stock Option Agreement for automatic option grants made under the Restated Stock Option Plan.

10.6(1) Form of Employment or Association Agreement for Assignment of Inventions and Confidentiality of Company Information.

10.7(1)       Form of Director's Indemnification Agreement.

10.10(1) Stock Purchase Agreement among Tyrone Cruze, Sr., Custom Chrome Holdings, Inc. and Custom Chrome, Inc. dated May 24, 1989.

10.15(1) Long-Term Incentive Compensation Agreement between Custom Chrome Holdings, Inc. and Ignatius J. Panzica dated August 23, 1989.

10.18(1) Management Bonus and Non-competition Agreement between Custom Chrome, Inc. and Ignatius J. Panzica dated August 23, 1989.

10.39(1) Asset Purchase Agreement between Custom Chrome Manufacturing, Inc. and TBW, Inc. dba Santee Industries dated January 19, 1990.

10.40(1) Assignment and Assumption Agreement among Derek and Louise Whitehead, F.M.& L., Inc. and Custom Chrome Manufacturing, Inc., dated January 19, 1990, including promissory notes to F.M.& L.

10.42(1) Settlement Agreement, Release and Covenant Not-To-Sue among Custom Chrome Manufacturing, Inc., Custom Chrome, Inc., Robert Lautz and TBW, Inc. (d/b/a Santee Industries) dated November 4, 1990.

10.45(1) Exclusive Manufacturing and Royalty Agreement between Custom Chrome, Inc. and Zodiac Enterprises, Ltd. dated March 7, 1987.

10.46(1) Amendment Agreement to Exclusive Manufacturing and Royalty Agreement between Custom Chrome, Inc. and Zodiac Enterprises, Ltd. dated August 1991.

10.55(1) Option Agreement between Custom Chrome Holdings, Inc. and Ignatius J. Panzica dated July 31, 1991.

10.56(1) Employment Agreement between Custom Chrome, Inc. and Ignatius J. Panzica dated September 19, 1991.

10.57(1) Amendment between Ignatius J. Panzica and Custom Chrome, Inc. dated September 19, 1991, to Subscription and Stockholders Agreement between Custom Chrome, Inc. and the Investors therein August 23, 1989.

10.62(3) Form of Master Lease Agreement between Custom Chrome, Inc. and BancBoston Leasing Inc.

10.63(3) Installment Sale Agreement between Custom Chrome, Inc. and Hewlett-Packard Company dated February 1992 and related documents.

10.64(5) Lease agreement between Custom Chrome, Inc. and Central Storage & Transfer Co. dated December 17, 1991.

10.65(4)      Line of Credit Agreement between the Company and Bank of America
              N. T. & S. A.

10.66(6) Lease between the Company and Allen Chrome Partners, dated April 14, 1994.

10.67(6)      Lease between the Company and H.L.M Properties dated February 18,
              1994.

10.68(7) Note Agreement between the Company and Connecticut Mutual Life Insurance Company, dated as of December 1, 1994.

10.69(8) Note Secured by Second Deed of Trust executed by James J. Kelly, Jr., dated July 11, 1994 and related letter agreement of the same date.

10.70(8)      1995 Stock Option Plan and form of stock option agreement.

10.71 Business Loan Agreement between the Company and Bank of America National Trust and Savings Association, dated May 23, 1996.

11.1(9) Statement re Computation of Net Income per Common Share and Share Equivalent.

22.1(1)       Subsidiaries of the Company.

23.1(9)       Consent of Independent Auditors

24.1 Power of Attorney. Reference is made to page 22 of the originally filed Report on Form 10-K.

- - --------------------------------

(1) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-42875) declared effective by the Securities and Exchange Commission on November 5, 1991.

(2) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 33-47223) filed with the Securities and Exchange Commission on April 15, 1992.

(3) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 00019540) filed with the Securities and Exchange Commission on April 30, 1992.

(4) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-3 (File No. 33-65112) declared effective by the Securities and Exchange Commission on July 22, 1993.

(5) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 00019540) filed with the Securities and Exchange Commission on April 30, 1993.

(6) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 00019540) filed with the Securities and Exchange Commission on April 28, 1994.

(7) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 00019540) filed with the Securities and Exchange Commission on April 28, 1995.

(8) Incorporated by reference from an exhibit filed with the Company's Registration Statement of Form S-8 (File No. 33-80095) filed with the Securities and Exchange Commission on December 6, 1995.

(9) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 00019540) filed with the Securities and Exchange Commission on April 30, 1996.

                                      SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MORGAN HILL, CALIFORNIA ON THIS 28TH DAY OF MAY, 1996.


       CUSTOM CHROME, INC.



       By:   /s/ Ignatius J. Panzica
              --------------------------
             Ignatius J. Panzica
             Chairman, President and
             Chief Executive Officer