Form 10-Q
period 1996-04-30
CUSTOM CHROME INC /DE
filed 1996-06-14
CIK 879360

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q
(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

                                   OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

                   Commission File Number  0-19540
                                           -------

                          CUSTOM CHROME, INC.
- -------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          Delaware                                       94-171638
- -------------------------------------------------------------------------------
(State or other jurisdiction of incorporation       IRS Employer Identification
or organization)

    16100 Jacqueline Court, Morgan Hill, California           95037
- -------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number including area code           408-778-0500
                                                  -----------------------------

- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   .   No       .
   -------      -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
               Class                              April 30, 1996
               -----                              --------------

          Common Stock, $.001 par value           5,247,860

                          CUSTOM CHROME, INC.

                               FORM 10-Q
            FOR THE THREE-MONTH PERIOD ENDED APRIL 30, 1995


PART I.        FINANCIAL INFORMATION                                    PAGE NO.
- -------        ---------------------                                    --------
     Item 1.     Condensed Consolidated Financial Statements

                 Consolidated Balance Sheets at
                 April 30, 1996 and January 31, 1996                      3

                 Consolidated Statements of Operations for the
                 three month periods ended April 30, 1996 and 1995        4

                 Consolidated Statements of Cash Flows for the
                 three months period ended April 30, 1996 and 1995        5

                 Notes to Condensed Consolidated Financial Statements     6

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      7

PART II.         OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K                         9

     Signature                                                            10

     Exhibit 11  Statement Regarding Computation of Earnings Per Share    11

     Exhibit 27  Financial Data Schedule                                  12

                           CUSTOM CHROME, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)

                                                               April 30,     January 31,
                                                                  1996         1996
                                                               ---------     -----------
                                                              (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .          $ 2,607      $    312
  Accounts receivable, net . . . . . . . . . . . . . .           12,224         9,529
  Merchandise inventories. . . . . . . . . . . . . . .           48,865        51,165
  Deferred income taxes. . . . . . . . . . . . . . . .            2,115         2,115
  Prepaid income taxes . . . . . . . . . . . . . . . .              635         1,709
  Deposits and prepaid expenses. . . . . . . . . . . .            2,524         2,564
                                                                -------       -------
                                                                 68,970        67,394

Property and equipment, net. . . . . . . . . . . . . .           14,497        14,066
Other assets . . . . . . . . . . . . . . . . . . . . .            8,213         8,252
                                                                -------       -------

                                                                $91,680       $89,712
                                                                -------       -------
                                                                -------       -------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations . . . . . . . . . . . . .         $    138      $    263
  Bank borrowings. . . . . . . . . . . . . . . . . . .           12,973        14,766
  Accounts payable . . . . . . . . . . . . . . . . . .            2,861         4,587
  Accrued expenses and other liabilities . . . . . . .            1,546         2,068
                                                                -------       -------
                                                                 17,518        21,684

Long-term debt and capital lease obligations . . . . .           19,279        19,489
Deferred income taxes. . . . . . . . . . . . . . . . .              567           567

Shareholders' equity:
  Common stock, $.001 par value: 20,000,000
   shares authorized: 5,247,860 and 5,090,385
   shares issued and outstanding . . . . . . . . . . .                6             5
  Additional paid-in capital . . . . . . . . . . . . .           31,096        27,761
  Retained earnings. . . . . . . . . . . . . . . . . .           23,214        20,206
                                                                -------       -------
                                                                 54,316        47,972

Commitments and contingencies
                                                                -------       -------

                                                                $91,680       $89,712
                                                                -------       -------
                                                                -------       -------

See accompanying note to condensed consolidated financial statements.

                           CUSTOM CHROME, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share data)
                               (Unaudited)

                                               For the three months ended
                                                       April 30,
                                                   1996           1995
                                                ---------      ---------

Sales, net . . . . . . . . . . . . . . . . .    $ 30,627       $ 24,493
Cost of sales. . . . . . . . . . . . . . . .      17,635         13,964
                                                ---------      ---------
   Gross profit. . . . . . . . . . . . . . .      12,992         10,529
                                                ---------      ---------

Operating expenses:
   Selling, general and administrative . . .       6,804          5,544
   Product development . . . . . . . . . . .         520            446
                                                ---------      ---------
                                                   7,324          5,990
                                                ---------      ---------

   Operating income. . . . . . . . . . . . .       5,668          4,539

Interest expense . . . . . . . . . . . . . .         627            341
                                                ---------      ---------

   Income before income taxes. . . . . . . .       5,041          4,198

Income taxes . . . . . . . . . . . . . . . .       2,033          1,653
                                                ---------      ---------

   Net income. . . . . . . . . . . . . . . .    $  3,008      $   2,545
                                                ---------      ---------
                                                ---------      ---------

Per share data:
   Net income per share. . . . . . . . . . .   $    0.58     $     0.50
                                                ---------      ---------
                                                ---------      ---------

Weighted average shares outstanding. . . . .       5,230          5,105
                                                ---------      ---------
                                                ---------      ---------


See accompanying note to condensed consolidated financial statements.

                         CUSTOM CHROME, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                             (Unaudited)


                                                               For the three months ended
                                                                        April 30,
                                                                    1996        1995
                                                                 ----------  ----------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,008     $ 2,545
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .      528         446
     Deferred income taxes . . . . . . . . . . . . . . . . . . .       --          24
     Changes in items affecting operations:
      Accounts receivable. . . . . . . . . . . . . . . . . . . .   (2,695)     (1,960)
      Merchandise inventories. . . . . . . . . . . . . . . . . .    2,300      (4,200)
      Deposits & prepaid expenses. . . . . . . . . . . . . . . .    1,082       1,006
      Accounts payable, accrued expenses & other liabilities . .   (2,248)      1,024
                                                                   ------      ------
Net cash provided (used) by operating activities . . . . . . . .    1,975      (1,115)
                                                                   ------      ------

Cash flows from investing activities:
  Additions to property and equipment. . . . . . . . . . . . . .     (888)     (1,821)
                                                                   ------      ------

Cash flows from financing activities:
  Bank (repayment) borrowings, net . . . . . . . . . . . . . . .   (1,793)        432
  Borrowing (repayment) on capital lease obligations and
   long-term debt. . . . . . . . . . . . . . . . . . . . . . . .     (335)        248
  Issuance of common stock . . . . . . . . . . . . . . . . . . .    3,336          89
                                                                   ------      ------
Net cash provided by financing activities. . . . . . . . . . . .    1,208         769
                                                                   ------      ------
Net change in cash and cash equivalents. . . . . . . . . . . . .    2,295      (2,167)
Cash and cash equivalents at beginning of period . . . . . . . .      312       8,957
                                                                   ------      ------
Cash and cash equivalents at end of period . . . . . . . . . . .   $2,607      $6,790
                                                                   ------      ------
                                                                   ------      ------

Supplemental disclosures of cash paid during the period:

  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  327      $   28
                                                                   ------      ------
                                                                   ------      ------

  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .   $  499      $    0
                                                                   ------      ------
                                                                   ------      ------

See accompanying note to condensed consolidated financial statements.

    NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those applied in and should be read in conjunction with, the audited consolidated financial statements for the fiscal year ended January 31, 1996 included in the Annual Report on Form 10-K filed by Custom Chrome, Inc. (the "Company") with the Securities and Exchange Commission.

     The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Except for historical information contained herein, the matters set forth in this report are forward-looking statements that are dependent on certain risks and uncertainties including, among other things, the risk factors listed in the Company's Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     Net sales increased 25.0% to $30,627,000 for the three months ended April 30, 1996 when compared to the same period of last year. The growth in product shipments was largely the result of higher sales levels to customers who initiated business with the Company last year, higher sales to the European market (primarily West Germany), and improved growth in sales to customers in the states of California and Arizona where delivery service was improved by the opening of the Company's Visalia, CA distribution center in October 1994.

     Gross profits increased 23.4% for the three months ended April 30, 1996 when compared to the same period of last year. The increase was principally the result of higher shipment levels. Gross profit as a percentage of sales was 42.4% in the three months ended April 30, 1996 compared to 43.0% in the same period last year. The decrease in gross profit as a percentage of sales for the current quarter, compared to last year, is the result of sales discounts and sales price decreases responding to price competition from smaller competitors in non-proprietary product lines.

     Selling, general and administrative expenses increased 22.7% to $6,804,000 when compared to the same period last year. This increase was principally a result of higher compensation related to staff additions to support the Company's growth and higher advertising and promotion costs, including freight incentives. These costs as a percentage of sales were 22.2% for the three months ended April 30, 1996 as compared to 22.6% for the same period last year.

     Product development expenses increased 16.6% to $520,000 for the three
months ended April 30, 1996.   The increase in product development expenses
primarily resulted from higher compensation costs and the Company's intention to increase the introduction of new proprietary products. These expenses as a percentage of sales were 1.7% for the three months ended April 30, 1996 compared with 1.8% in the same period last year.

     Interest expense increased 83.9%, or $286,000, to $627,000 in the three months ended April 30, 1996 when compared to the same period last year. The increased interest costs were the result of higher average working capital borrowings during the period, compared to last year, to support higher inventory stocking levels.

     The Company's effective income tax rate was 40.3% for the three months ended April 30, 1996 as compared with 39.4% in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a $20,000,000 working capital line of credit and a $10,000,000 foreign exchange facility with a bank. The working capital line of credit will reduce to $15,000,000 in August 1996 and the line will expire on June 30, 1997. The Company uses the working capital line of credit, which is subject to certain restrictions and covenants, for seasonal cash requirements, which typically peak during the Company's fourth fiscal quarter when inventories are increased in anticipation of sales in the first and second fiscal quarters. Borrowings under the working capital line of credit bear interest at the bank's prime rate. Under the working capital line of credit, the bank will create short term fixed borrowings at the Company's request. As of April 30, 1996, there were outstanding short term fixed borrowings in the principal amount of $10,000,000. In addition, the Company was contingently liable under letters of credit in the amount of $182,000 at April 30, 1996.

     On December 19, 1994 the Company issued $15,000,000 in Senior Secured Notes to a life insurance company, which are repayable, as to principal, in five annual payments in the years 1997 to 2001. The Notes carry an interest rate of 8.01% and are secured by substantially all of the assets of the Company. Proceeds from the issuance of the Notes are being used to support the Company's working capital requirements and other corporate purposes.

     In the month of April 30, 1996, the Company made capital expenditures for an expansion to its Louisville, Kentucky distribution location, tooling for new products, computer equipment and for equipment purchases at its warehouses in Visalia, CA, Louisville, KY and Harrisburg, PA.

     Net cash provided by operating activities in the three months ended April 30, 1996, was $1,975,000 compared with $1,115,000 used by operating activities in the prior year.

     The Company believes that cash flow from operations and funds from the working capital line of credit will be adequate to meet its capital and cash requirements for the foreseeable future.

                            CUSTOM CHROME, INC.

PART II.       OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

               a.   Exhibits

                    Exhibit 11 - Statement Regarding Computation of Earnings Per Share
                    Exhibit 27 - Financial Data Schedule

               b.   Reports on Form 8-K

                    A report on Form 8-K was filed with the Securities and Exchange Commission on March 20, 1996 disclosing important factors that could cause the Company's actual results to differ materially from those described in forward-looking statements made by or on behalf of the Company.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CUSTOM CHROME, INC.



Date:  June 12, 1996                         /s/ James J. Kelly, Jr.
     ----------------------                  ------------------------------
                                             James J. Kelly, Jr.
                                             Executive Vice President, Finance
                                             and Chief Financial Officer

                                             (Principal Financial and
                                             Accounting Officer)