Form 10-Q
period 1996-07-31
CUSTOM CHROME INC /DE
filed 1996-09-16
CIK 879360

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

                        Commission File Number  0-19540
                                               ---------

                              CUSTOM CHROME, INC.
- --------------------------------------------------------------------------------
             (Exact name or registrant as specified in its charter)

              Delaware                                     94-171638
- --------------------------------------------------------------------------------
(State or other jurisdiction                        IRS Employer Identification
 or incorporation or organization)

     16100 Jacqueline Court, Morgan Hill, California          95037
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number including area code       408-778-0500
                                                  ------------------------------

- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .   No    .
    ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
               Class                                    July 31, 1996
               -----                                   ---------------
          Common Stock, $.001 par value                 5,261,453

                              CUSTOM CHROME, INC.

                                   FORM 10-Q
                  FOR THE SIX-MONTH PERIOD ENDED JULY 31, 1996


PART I.             FINANCIAL INFORMATION                                      PAGE NO.
- -------             ---------------------                                      --------

     Item 1.        Condensed Consolidated Financial Statements

                    Consolidated Balance Sheets at
                    July 31, 1996 and January 31, 1996                                3

                    Consolidated Statements of Operations for the
                    three and six month periods ended July 31, 1996 and 1995          4

                    Consolidated Statements of Cash Flows for the
                    six month periods ended July 31, 1996 and 1995                    5

                    Note to Condensed Consolidated Financial Statements               6

     Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                               7

PART II.            OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K                                  9

     Signature                                                                       10

     Exhibit 11     Statement Regarding Computation of Earnings Per Share            11

     Exhibit 27     Financial Data Schedule

                              CUSTOM CHROME, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                   July 31,   January 31,
                                                     1996        1996
                                                   --------   -----------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents.....................    $   963       $   312
  Accounts receivable, net......................     10,591         9,529
  Merchandise inventories.......................     46,683        51,165
  Deferred income taxes.........................      2,115         2,115
  Prepaid income taxes..........................         --         1,709
  Deposits and prepaid expenses.................      2,292         2,564
                                                    -------       -------
                                                     62,644        67,394

Property and equipment, net.....................     14,466        14,066
Other assets....................................      8,143         8,252
                                                    -------       -------

                                                    $85,253       $89,712
                                                    =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations....................    $   305       $   263
  Bank borrowings...............................      2,551        14,766
  Accounts payable..............................      3,549         4,587
  Accrued expenses and other liabilities........      2,056         2,068
                                                    -------       -------
                                                      8,461        21,684

Long-term debt and capital lease obligations....     19,084        19,489
Deferred income taxes...........................        567           567

Shareholders' equity:
  Common stock, $.001 par value: 20,000,000
   shares authorized: 5,261,453 and 5,090,385
   shares issued and outstanding................          6             5
  Additional paid-in capital....................     31,145        27,761
  Retained earnings.............................     25,990        20,206
                                                    -------       -------
                                                     57,141        47,972

Commitments and contingencies
                                                    -------       -------
                                                    $85,253       $89,712
                                                    =======       =======

See accompanying note to condensed consolidated financial statements.

                              CUSTOM CHROME, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                          For the three months ended   For the six months ended
                                                   July 31,                    July 31,
                                              1996          1995          1996          1995
                                          ------------   -----------   -----------   ----------

Sales, net.............................        $30,357       $25,951       $60,984      $50,444
Cost of sales..........................         18,133        14,992        35,768       28,956
                                               -------       -------       -------      -------
 Gross profit..........................         12,224        10,959        25,216       21,488
                                               -------       -------       -------      -------

Operating expenses:
 Selling, general and administrative...          6,769         6,223        13,573       11,767
 Product development...................            434           473           954          919
                                               -------       -------       -------      -------
                                                 7,203         6,696        14,527       12,686
                                               -------        -------      -------      -------

  Operating income.....................          5,021         4,263        10,689        8,802

Interest expense.......................            405           337         1,032          678
                                               -------       -------       -------      -------

  Income before income taxes...........          4,616         3,926         9,657        8,124

Income taxes...........................          1,840         1,294         3,873        2,947
                                               -------       -------       -------      -------

  Net income...........................        $ 2,776       $ 2,632       $ 5,784      $ 5,177
                                               =======       =======       =======      =======

Per share data:
  Net income per share.................        $  0.52       $  0.51       $  1.09      $  1.01
                                               =======       =======       =======      =======

Weighted average shares outstanding....          5,358         5,189         5,309        5,147
                                               =======       =======       =======      =======

See accompanying note to condensed consolidated financial statements.

                              CUSTOM CHROME, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                   For the six months ended
                                                                           July 31,
                                                                     1996           1995
                                                                  -----------   ------------
Cash flows from operating activities:
  Net income...................................................     $  5,784        $ 5,177
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation and amortization.............................          876            884
     Deferred income taxes.....................................           --             33
     Changes in items affecting operations:
      Accounts receivable......................................       (1,062)          (398)
      Merchandise inventories..................................        4,482         (8,915)
      Deposits & prepaid expenses..............................        1,949            189
      Accounts payable, accrued expenses & other liabilities...       (1,050)           743
                                                                    --------        -------
Net cash provided (used) by operating activities...............       10,979         (2,287)
                                                                    --------        -------

Cash flows from investing activities:
  Additions to property and equipment..........................       (1,135)        (2,386)
                                                                    --------        -------

Cash flows from financing activities:
  Bank (repayment) borrowings, net.............................      (12,049)           899
  Borrowing (repayment) on capital lease obligations and
   long-term debt..............................................         (529)           142
  Issuance of common stock.....................................        3,385            584
                                                                    --------        -------
Net cash provided by (used in) financing activities............       (9,193)         1,625
                                                                    --------        -------
Net change in cash and cash equivalents........................          651         (3,048)
                                                                    --------        -------
Cash and cash equivalents at beginning of period...............          312          8,957
                                                                    --------        -------
Cash and cash equivalents at end of period.....................     $    963        $ 5,909
                                                                    ========        =======

Supplemental disclosures of cash paid during the period:

  Interest.....................................................     $  1,159        $   625
                                                                    ========        =======

  Income taxes.................................................     $  1,284        $ 2,220
                                                                    ========        =======

See accompanying note to condensed consolidated financial statements.

        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ---------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NOTE: Except for that disclosure that reports the Company's historical results, the statements set forth in this section are forward looking statements. Actual results could differ materially from those projected in the forward looking statements. Additional information concerning certain factors that could cause actual results to differ materially from those in such forward looking statements is contained under the heading "Additional Factors That May Affect Future Results" on page 8 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1996, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Comparison of the three and six month periods ended July 31, 1996 and 1995
- --------------------------------------------------------------------------

     Net sales increased 17.0% to $30,357,000 for the three months ended July 31, 1996 from $25,951,000 for the same period of last year. Net sales increased 20.9% to $60,984,000 for the six months ended July 31, 1996 from $50,444,000, for the same period of the prior fiscal year. Sales growth was primarily a result of higher shipment levels to customers in North America who initiated business with the Company last year and in the current year, higher sales to the European market (primarily West Germany) and improved growth in sales to customers in the Western United States. Sales growth was lower in the most current three months compared to the six month period presented due to inclement weather conditions during May, 1996 in the Eastern and Mid-Western United States and Europe which diminished the demand for the Company's products which are sold for use principally in an outdoor leisure activity.

     Gross profit increased 11.5% to $12,224,000 for the three months ended July 31, 1996 from $10,959,000 for the same period of last year. Gross profit increased 17.4% to $25,216,000 for the six month period ended July 31, 1996 when compared to the same period of the prior fiscal year. The increase in both periods over the prior year comparable amounts was principally the result of higher shipment levels. Gross profit as a percentage of sales was 40.3% and 41.3% respectively, in the three and six month periods ended July 31, 1996, compared with 42.2% and 42.6%, respectively, in the same period of last year. The decrease in gross profit as a percentage of sales in the current three and six month period was the result of sales discounts and sales price decreases resulting from sales and marketing initiatives to stimulate sales growth in response to poor weather conditions in some of the Company's markets.

     Selling, general and administrative expenses increased 8.8% to $6,769,000 and 15.3% to $13,573,000, respectively for the three and six months ended July 31, 1996. The increase in both periods over the prior year comparable amounts was principally a result of higher compensation related to staff additions to support the Company's growth, higher advertising and promotion costs, including increased freight incentives and higher warehousing costs, including rent and equipment leasing and depreciation costs.

     Product development expenses decreased 8.2% to $434,000 for the three months ended July 31, 1996 from $473,000 for the same period of last year. Product development expenses increased 3.8% to $954,000 for the six months ended July 31, 1996 from $919,000 for the same period of last year. These expenses as a percentage of sales were 1.4% and 1.6%, respectively, for the three and six month periods ended July 31, 1996, compared with 1.8% for both of the comparable periods of last year. The increase in product development expenses in the six month period is due to the Company's intention to increase the introduction of new proprietary products.

     Interest expense increased 20.2% to $405,000 for the three months ended July 31, 1996 from $337,000 for the same period last year. Interest expense increased 52.2% to $1,032,000 for the six months ended July 31, 1996 from $678,000 for the same period last year. The increase in both periods was due to higher average borrowings in the current periods to support higher working capital requirements and modestly higher borrowing rates in the same periods.

     The Company's effective income tax rate was 39.9% and 40.1% for the three and six months ended July 31, 1996 as compared to 33.0% and 36.3%, respectively, for the same periods of last year. The reduced income tax rate last year was due to the recognition of state income tax refunds from prior years as the result of filing amended tax returns with revised income allocation bases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a $15,000,000 working capital line of credit and a $10,000,000 foreign exchange facility with a bank, which expires on June 30, 1997. The Company uses the working capital line of credit, which is subject to certain restrictions and covenants, for seasonal cash requirements, which typically peak during the Company's fourth fiscal quarter when inventories are increased in anticipation of sales in the first and second fiscal quarters. Borrowings under the working capital line of credit bear interest at the bank's prime rate. Under the working capital line of credit, the bank will create short term fixed borrowings at the Company's request. The Company was contingently liable under letters of credit in the amount of $436,000 at July 31, 1996.

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

     In the six month period ended of July 31, 1996, the Company made capital expenditures for an expansion to its Louisville, Kentucky distribution location, tooling for new products, computer equipment and for equipment purchases at its warehouses in Visalia, CA, Louisville KY and Harrisburg, PA.

     Net cash provided by operating activities in the six months ended July 31, 1996, was $10,979,000 compared with $2,287,000 used by operating activities in the prior year. Net cash provided by operations in the current six months primarily resulted from net income derived from the Company's operations and merchandise inventory reductions as a result of sales in the period. Additionally $3,385,000 cash was provided to the Company in the period by the proceeds from the exercise of stock options by Company employees.

     The Company believes that cash flow from operations and funds from the working capital line of credit will be adequate to meet its capital cash requirements for the foreseeable future.

                              CUSTOM CHROME, INC.

PART II.       OTHER INFORMATION
- --------       -----------------

     Item 6.   Exhibits and Reports on Form 8-K

               a.   Exhibits

                    Exhibit 11 - Statement Regarding Computation of Earnings Per
                                 Share

                    Exhibit 27 - Financial Data Schedule

               b.   Reports on Form 8-K

                    None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CUSTOM CHROME, INC.



Date: September 12, 1996               /s/ James J. Kelly, Jr.
      ------------------------         ----------------------------------------
                                       James J. Kelly, Jr.
                                       Executive Vice President, Finance
                                       and Chief Financial Officer

                                       (Principal Financial and
                                       Accounting Officer)