Form 10-Q
period 1996-10-31
CUSTOM CHROME INC /DE
filed 1996-12-16
CIK 879360

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

                        Commission File Number  0-19540
                                               ---------

                              CUSTOM CHROME, INC.
--------------------------------------------------------------------------------
             (Exact name or registrant as specified in its charter)



          Delaware                                            94-171638
--------------------------------------------------------------------------------
   (State or other jurisdiction                      IRS Employer Identification
or incorporation or organization)


     16100 Jacqueline Court, Morgan Hill, California                   95037
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)


Registrant's telephone number including area code     408-778-0500
                                                      ------------

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

Yes    X     No
      ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
               Class                                       October 31, 1996
               -----                                       ----------------

          Common Stock, $.001 par value                        5,261,453

                              CUSTOM CHROME, INC.

                                   FORM 10-Q
               FOR THE NINE-MONTH PERIOD ENDED OCTOBER 31, 1996



PART I.         FINANCIAL INFORMATION                                   PAGE NO.
-------         ---------------------                                   --------
     Item 1.    Condensed Consolidated Financial Statements

                Consolidated Balance Sheets at
                October 31, 1996 and January 31, 1996                      3

                Consolidated Statements of Operations for the
                three and nine month periods ended October 31,
                1996 and 1995                                              4

                Consolidated Statements of Cash Flows for the
                nine month periods ended October 31, 1996 and 1995         5

                Note to Condensed Consolidated Financial Statements        6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        7

PART II.        OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Security Holders       12

     Item 6.    Exhibits and Reports on Form 8-K                          12

     Signature                                                            13

   Exhibit 11   Statement Regarding Computation of Earnings Per Share

   Exhibit 27   Financial Data Schedule

                              CUSTOM CHROME, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                           October 31,    January 31,
                                                                               1996          1996
                                                                           ------------   -----------
                                                                           (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents.............................................       $ 1,093        $   312
  Accounts receivable, net..............................................        11,407          9,529
  Merchandise inventories...............................................        44,844         51,165
  Deferred income taxes.................................................         2,115          2,115
  Prepaid income taxes..................................................           555          1,709
  Deposits and prepaid expenses.........................................         2,448          2,564
                                                                               -------        -------
                                                                                62,462         67,394

Property and equipment, net.............................................        14,909         14,066
Other assets............................................................         8,046          8,252
                                                                               -------        -------

                                                                               $85,417        $89,712
                                                                               =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations............................................       $   297        $   263
  Bank borrowings.......................................................         2,508         14,766
  Accounts payable......................................................         2,295          4,587
  Accrued expenses and other liabilities................................         1,748          2,068
                                                                               -------        -------
                                                                                 6,848         21,684

Long-term debt and capital lease obligations............................        19,282         19,489
Deferred income taxes...................................................           567            567

Shareholders' equity:
  Common stock, $.001 par value: 20,000,000
   shares authorized: 5,261,453 and 5,090,385
   shares issued and outstanding........................................             6              5
  Additional paid-in capital............................................        31,150         27,761
  Retained earnings.....................................................        27,564         20,206
                                                                               -------        -------
                                                                                58,720         47,972
                                                                               -------        -------
Commitments and contingencies

                                                                               $85,417        $89,712
                                                                               =======        =======
See accompanying note to condensed consolidated financial statements.

                              CUSTOM CHROME, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                          For the three months ended   For the nine months ended
                                                   October 31,                October 31,
                                              1996           1995         1996          1995
                                          -------------   ----------   -----------   -----------

Sales, net.............................         $26,193      $23,574       $87,177       $74,018
Cost of sales..........................          15,739       13,965        51,507        42,921
                                                -------      -------       -------       -------
 Gross profit..........................          10,454        9,609        35,670        31,097
                                                -------      -------       -------       -------

Operating expenses:
 Selling, general and administrative...           6,895        6,287        20,468        18,054
 Product development...................             455          434         1,409         1,353
                                                -------      -------       -------       -------
                                                  7,350        6,721        21,877        19,407
                                                -------      -------       -------       -------

  Operating income.....................           3,104        2,888        13,793        11,690

Interest expense.......................             519          362         1,551         1,040
                                                -------      -------       -------       -------
  Income before income taxes...........           2,585        2,526        12,242        10,650

Income taxes...........................           1,011          972         4,884         3,919
                                                -------      -------       -------       -------

  Net income...........................         $ 1,574      $ 1,554       $ 7,358       $ 6,731
                                                =======      =======       =======       =======

Per share data:
  Net income per share.................         $  0.30      $  0.30       $  1.38       $  1.30
                                                =======      =======       =======       =======

Weighted average shares outstanding....           5,310        5,258         5,341         5,184
                                                =======      =======       =======       =======

See accompanying note to condensed consolidated financial statements.

                              CUSTOM CHROME, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                   For the nine months ended
                                                                                October 31,
                                                                     1996           1995
                                                                  ----------   --------------
Cash flows from operating activities:
  Net income...................................................    $  7,358         $  6,731
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation and amortization.............................       1,551            1,392
     Deferred income taxes.....................................          --               42
     Changes in items affecting operations:
      Accounts receivable......................................      (1,878)          (1,022)
      Merchandise inventories..................................       6,321          (17,175)
      Deposits & prepaid expenses..............................       1,261           (1,464)
      Accounts payable, accrued expenses & other liabilities...      (2,612)             633
                                                                   --------         --------
Net cash provided (used) by operating activities...............      12,001          (10,863)
                                                                   --------         --------

Cash flows from investing activities:
  Additions to property and equipment..........................      (2,179)          (3,003)
                                                                   --------         --------

Cash flows from financing activities:
  Bank (repayment) borrowings, net.............................     (12,258)           3,817
  Borrowing (repayment) on capital lease obligations and
   long-term debt..............................................        (173)              43
  Issuance of common stock.....................................       3,390            1,049
                                                                   --------         --------
Net cash provided by (used in) financing activities............      (9,041)           4,909
                                                                   --------         --------
Net change in cash and cash equivalents........................         781           (8,957)
                                                                   --------         --------
Cash and cash equivalents at beginning of period...............         312            8,957
                                                                   --------         --------
Cash and cash equivalents at end of period.....................    $  1,093         $      0
                                                                   ========         ========

Supplemental disclosures of cash paid during the period:

  Interest.....................................................    $  1,229         $    657
                                                                   ========         ========

  Income taxes.................................................    $  3,094         $  3,865
                                                                   ========         ========

See accompanying note to condensed consolidated financial statements.

        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ---------------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The last paragraph under "Liquidity and Capital Resources" contains forward looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

Comparison of the three and nine month periods ended October 31, 1996 and 1995
------------------------------------------------------------------------------

  Net sales increased 11.1% to $26,193,000 for the three months ended October 31, 1996 from $23,574,000 for the same period of the prior fiscal year. Net sales increased 17.8% to $87,177,000 for the nine months ended October 31, 1996 from $74,018,000 , for the same period of the prior fiscal year. Sales growth was primarily a result of higher shipment levels to customers who initiated business with the Company last year and in the current year, and improved growth in sales to customers in the Western United States. Sales growth was lower in the most current three months compared to the nine month period presented, due to lower growth in shipments to international customers and to customers
located in the Eastern and Mid-Western United States.   International sales
growth is lower due to poor general economic conditions in the Company's major
export markets (Germany, Japan, and Canada).   Furthermore, the Company's
products are principally sold for use in outdoor leisure activities. The Company's products are principally sold for use in an outdoor leisure activity. These products are ultimately sold to Harley-Davidson motorcycle enthusiasts whose motivation to enhance and customize their motorcycle is impacted by attendance at the many enthusiast gatherings and rallies held principally in the warmer weather months in the Spring and Summer of the year. Many of these events and gatherings were adversely effected by the poor weather conditions in the abovementioned locations and, as such, the Company believes there was an adverse effect on its sales of products, which continued throughout the season.

  Gross profit increased 8.8% to $10,454,000 for the three months ended October 31, 1996 from $9,609,000 for the same period of the prior fiscal year. Gross profit increased 14.7% to $35,670,000 for the nine month period ended October 31, 1996 when compared to the same period of the prior fiscal year. The increase in both periods over the prior year comparable amounts was principally the result of higher shipment levels. Gross profit as a percentage of sales was 39.9% and 40.9% respectively, in the three and nine month periods ended October 31, 1996, compared with 40.8% and 42.0%, respectively, in the respective periods of the prior fiscal year. The decrease in gross profit as a percentage of sales in the current three and nine month period was the result of sales discounts and sales price decreases related to sales and marketing initiatives to stimulate sales growth in response to poor weather conditions in some of the Company's markets. Additionally in the current year periods, the mix of domestically sourced products as a proportion of total sales increased. These products are generally non-proprietary and are sold at gross margins which are lower than the Company's average gross margin for its proprietary products.

  Selling, general and administrative expenses increased 9.7% to $6,895,000 and 13.4% to $20,468,000, respectively, for the three and nine months ended October 31, 1996. The increase in both periods over the prior year comparable amounts was principally a result of higher compensation related to staff additions to support the Company's growth, higher advertising and promotion costs, including increased freight incentives and higher warehousing costs, including equipment leasing and depreciation costs.

  Product development expenses increased 4.8% to $455,000 for the three months ended October 31, 1996 from $434,000 for the same period of last year. Product development expenses increased 4.1% to $1,409,000 for the nine months ended October 31, 1996 from $1,353,000 for the same period of last year. These expenses as a percentage of sales were 1.7% and 1.6%, respectively, for the three and nine month periods ended October 31, 1996, respectively, compared with 1.8% for the comparable periods of last year. The dollar increase in product development expenses in the three and nine month periods is due to the Company's continued its emphasis on the introduction of new proprietary products.

  Interest expense increased 43.4% to $519,000 for the three months ended October 31, 1996 from $362,000 for the same period in the prior fiscal year. Interest expense increased 49.1% to $1,551,000 for the nine months ended October 31, 1996 from $1,040,000 for the same period last year. The increase in both periods was due to higher average borrowings in the current periods to support higher working capital requirements.

  The Company's effective income tax rate was 39.1% and 39.9% for the three and nine months ended October 31, 1996 as compared to 38.5% and 36.8%, respectively, for the same periods of in the prior fiscal year. The reduced income tax rate in the last fiscal year was due to the recognition of state income tax refunds from prior years as the result of filing amended tax returns with revised income allocation bases.

LIQUIDITY AND CAPITAL RESOURCES

  The Company maintains a $15,000,000 working capital line of credit and a $10,000,000 foreign exchange facility with a bank, which expires on June 30, 1997. The Company uses the working capital line of credit, which is subject to certain restrictions and covenants, for seasonal cash requirements, which typically peak during the Company's fourth fiscal quarter when inventories are increased in anticipation of sales in the first and second fiscal quarters. Borrowings under the working capital line of credit bear interest at the bank's prime rate. Under the working capital line of credit, the bank will create short term fixed borrowings at the Company's request which bear interest at fixed offshore short term rates (equivalent to LIBOR). The Company was contingently liable under letters of credit in the amount of $478,000 at October 31, 1996.

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

  In the nine month period ended of October 31, 1996, the Company made capital expenditures of $2,179,000 for an expansion to its Louisville, Kentucky distribution location, tooling for new products, computer equipment and for equipment purchases at its warehouses in Visalia, CA, Louisville, KY and Harrisburg, PA.

  Net cash provided by operating activities in the nine months ended October 31, 1996, was $12,001,000 compared with $10,863,000 used by operating activities in the prior year. Net cash provided by operations in the current nine months primarily resulted from net income derived from the Company's operations and merchandise inventory reductions as a result of sales in the period. Additionally $3,390,000 cash was provided to the Company in the period by the proceeds from the exercise of stock options by Company employees.

  The Company believes that cash flow from operations and funds from its working capital line of credit will be adequate to meet its capital cash requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

DEPENDENCE ON, AND COMPETITION WITH, HARLEY-DAVIDSON

  The Company is the largest independent supplier of aftermarket parts and accessories for Harley-Davidson motorcycles. The Company's past success has depended, and the Company's future growth depends, in large part on the popularity of Harley-Davidson motorcycles and the continued success of Harley-Davidson in maintaining a significant market share for motorcycle sales and the number of units sold in the super heavyweight class. In particular, the Company's continued growth in earnings is in large part dependent upon continuing demand for Harley-Davidson motorcycles and upon Harley-Davidson's ability to meet such demand. In recent years, many other motorcycle manufacturers have experienced fluctuations in market share and number of units sold. If the market for new Harley-Davidson motorcycles were to decline or if the popularity of existing Harley-Davidson were to decrease, the Company's business, including earnings, could be materially adversely affected.

  The Company also competes with Harley-Davidson in the sale of parts and accessories for both new and used Harley-Davidson motorcycles to Harley-Davidson's franchised dealers, most of which are also customers of the Company. Harley-Davidson has substantially greater financial, marketing, manufacturing and technical resources than the Company. There can be no assurance that the Company will be able to compete effectively with Harley-Davidson in the future.

  From time to time, the Company and Harley-Davidson have had disputes regarding alleged infringement of certain of each other's trademarks and patents, and certain litigation related thereto was settled in 1990. There can be assurance that other disputes, including those which could lead to litigation regarding trademarks, patents or other matters, will not occur in the future between the Company and Harley-Davidson.

  In addition, it appears that the Company's stock price has in the past and may in the future be affected by fluctuations in the price of Harley-Davidson's stock. Adverse results in any of Harley-Davidson's businesses, including its non-motorcycle businesses, could adversely affect the price of Harley-Davidson's stock, which could, in turn, adversely affect the Company's stock price.

COMPETITION

  The market for the Company's products is highly competitive. Key competitive factors in the parts and accessories aftermarket for Harley-Davidson motorcycles include the ability to promptly fill orders from inventory, the range of unique products offered and the speed and cost of product delivery. The Company's competitors include independent distributors ranging in size from small to large, and the proximity of any distributor to a particular dealer and the availability of unique products is often a competitive advantage. Accordingly, even small local distributors may be able to compete effectively against the Company. In addition, the Company competes with Harley-Davidson in the sales of parts and accessories to Harley-Davidson franchised dealers. There can be no assurance that the Company will be able to compete successfully in the future with small distributors or with Harley-Davidson.

  In 1995, the Federal Trade Commission (the "FTC") voted to dissolve a 1954 consent decree against Harley-Davidson which, among other things, had prohibited Harley-Davidson from imposing exclusive dealing requirements upon its dealers. This consent decree was lifted pursuant to the FTC's "sunset" policy which presumes that decrees which are more than 20 years old should be eliminated. In response to extensive public comments to the FTC urging that it keep this consent decree in force, Harley-Davidson reported that it had no plans to change its dealer agreements in order to require exclusive dealings. However, there can be no assurance that Harley-Davidson will not impose such exclusive dealing requirements upon its dealers who now purchase parts and accessories from Custom Chrome; nor can there be any assurance that, if Harley-Davidson decided to impose such requirements upon its dealers, that a legal challenge to prevent such an action would be successful. If Harley-Davidson is successful in imposing exclusive dealing requirements on its dealers, it could have a material adverse effect on the Company's business.

DEPENDENCE ON KEY PERSONNEL

  The Company's success depends, in part, upon the continued performance of the Company's Co-founder, Ignatius J. Panzica, who serves as President and Chief Executive Officer of the Company, and other key executives, including James J. Kelly, Jr. (Executive Vice President, Finance), R. Steven Fisk (Senior Vice President, Purchasing, Operations and Product Development), Daniel J. Stern (Senior Vice President, Sales and Marketing) and Dennis Navarra (Vice President, Administration). In addition, the Company's success also depends in part on the continued performance of certain other key employees. Although incentives exist for these individuals to remain with the Company, the loss of the services of any one of them could have a material adverse effect on the business of the Company.

SEASONALITY AND WEATHER

  The Company's net sales for its last two quarter of any particular fiscal year are generally lower than the net sales for the balance of the year. This decrease in net sales is due to a lower number of orders by dealers in anticipation of, and during, the cold weather months, during which motorcycle riding decreases relative to the warm weather months. In particular, the Company's operating results may be negatively affected by adverse weather conditions, such as those experienced in the Eastern and Mid-Western United States and Europe during the winter and spring months of 1996. Any such decrease has a significant impact on the Company's quarterly earnings during the last two quarters of its fiscal year because certain operating expenses remain relatively constant throughout the year. The Company seeks to mitigate this seasonality through various promotional efforts and incentives, but no assurance can be given that such seasonality will not have a material adverse affect on the Company's revenues and earnings during this period.

DEPENDENCE ON THIRD PARTY AND FOREIGN MANUFACTURING RELATIONSHIPS; TAIWANESE POLITICAL VOLATILITY

  A significant portion of the Company's products are purchased from third party manufacturers, often through independent trading companies. Although the Company believes it has close working relationships with its trading companies and most of its suppliers, the Company does not have long-term arrangements with these parties, and therefore, cannot be assured that products will be delivered on a timely basis or on terms favorable to the Company in the future. In addition, any disruption in the Company's trading company or manufacturing relationships could result in supply delays. Many of the Company's suppliers are located in Asia, and, therefore, the Company is subject to certain risks associated with dealing with foreign suppliers, including currency exchange fluctuations, trade restrictions and changes in tariff and freight rates. Moreover, many of the Company's suppliers are located in Taiwan and the Company's relationships with such suppliers are subject to disruption in the event of remaining volatility in, or a worsening of, Taiwan's political and military relationship with the People's Republic of China.

MANAGEMENT OF GROWTH

  The Company's success will depend in part on its ability to manage growth, both domestically and internationally. Such growth will require the Company to enhance its operational, management information and financial control systems. In addition, continued growth will require the Company to increase the personnel in its sales, marketing and customer support departments. If the Company is unable to successfully enhance its systems or to hire a sufficient number of employees with the appropriate levels of experience in a timely manner, the Company's business, financial condition and results of operations could be materially and adversely affected.

INTERNATIONAL OPERATIONS

  In the fiscal years ended 1996, 1995 and 1994, international sales accounted for 20%, 17% and 17%, respectively, of the Company's total net sales. International sales accounted for 19.0% of the Company's total net sales for nine months ended October 31, 1996. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential
insolvency of international dealers.   There can be no assurance that these
factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

COMPLIANCE WITH ENVIRONMENTAL LAWS

  Both federal and state authorities have various environmental control requirements relating to air, water and noise pollution that effect the business operations of the Company and Custom Chrome Manufacturing, Inc. (formerly Santee Industries, which was acquired by the Company in 1990), which in the past utilized a chrome-plating and polishing process. The Company endeavors to ensure that all its facilities comply with applicable environmental requirements, there can be no assurance that its operations do not violate such requirements or that any steps taken by the Company to remediate any former noncompliance with such requirements would not have a material effect on the Company's operations.

Potential Fluctuations in Quarterly Results

  The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including the level of competition, the size, timing, cancellation or rescheduling of significant orders, product mix; market acceptance of new products; new product announcements or introductions by the Company or its competitors; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; product manufacturing costs; supply constraints; levels of expenditures on product development; changes in Company strategy; personnel changes; general economic trends and other factors. In particular, because sales of the Company's nonproprietary products generally result in lower gross margins than do sales of the Company's proprietary products, changes in the mix of products sold in any quarter toward nonproprietary products will likely adversely affect gross margins. In addition, the Company has in the past offered, and may in the future offer, sales price discounts and reductions to stimulate sales volume growth. Any such discounts and reductions could have a material adverse effect on the Company's operating results and financial condition on an annual or quarterly basis.

   Sales for any future quarter are not predictable with any significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received, generally on the same day. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's customers generally have the right to cancel orders at any time and to return the Company's products for a refund, and the cancellation of orders already placed and the return of products could have an adverse effect on the Company's operating results in any quarter. As a result, if sales levels are below expectations, net income may be disproportionately affected. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

                              CUSTOM CHROME, INC.

PART II.      OTHER INFORMATION
--------      -----------------

    Item 4.   Submission of Matters to a Vote of Security Holders

              The Company's Annual Meeting of Stockholders was held on September 18, 1996. The results of the voting were as follows:

              Proposal 1:    Election of the Board of Directors of the Company.

              Nominee                   Votes For              Votes Withheld
              -------                   ---------              --------------
              Ignatius J.  Panzica      4,913,344                   719
              James J.  Kelly, Jr.      4,913,344                   719
              Lionel M.  Allan          4,913,344                   719
              Joseph F.  Keenan         4,913,036                 1,027
              Joseph Piazza             4,913,344                   719

              Proposal 2:  Adoption of the Company's 1996 Employee Stock
                           Purchase Plan and the reservation of 150,000 shares of Common Stock for issuance thereunder.



                    Votes for:                                   4,530,537
                    Votes Against:                                 363,176
                    Votes Abstaining:                                3,650
                    Broker Nonvotes:                                16,700

              Proposal 3:  Ratification of KPMG Peat Marwick LLP as independent auditors of the Company for the year ending
                           January 31, 1997.

                    Votes for:                                   4,910,758
                    Votes Against:                                   1,205
                    Votes Abstaining:                                2,100

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



                                         CUSTOM CHROME, INC.



Date:     December 15, 1996              /s/ James J. Kelly, Jr.
          -----------------              --------------------------------------
                                         James J. Kelly, Jr.
                                         Executive Vice President, Finance
                                         and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)