Form 10-K405
period 1997-01-31
CUSTOM CHROME INC /DE
filed 1997-04-30
CIK 879360

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13
     OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended January 31, 1997
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from __________ to ________

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

                              Yes  X      No
                                  ____       ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of April 4, 1997, was approximately $41,831,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On April 3, 1997, approximately 5,299,000 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      Documents Incorporated By Reference
                      -----------------------------------

Not applicable.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the section entitled "Factors That May Affect Future Results" and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

Custom Chrome, Inc. (the "Company" or "Custom Chrome") is the largest independent supplier of aftermarket parts and accessories for Harley-Davidson motorcycles. Custom Chrome distributes its own products, many of which are offered under the brand names RevTech, Premium, Dyno Power and C. C. Rider, and products offered by other recognized manufacturers, such as Dunlop, Champion, Hastings and Accel. The Company has an integrated approach to the design, manufacture, importing, marketing and distribution of many of its products. The Company currently offers approximately 15,000 products primarily to approximately 4,700 dealers. Custom Chrome has experienced significant growth in net sales over the last three fiscal years and has achieved gross margins of at least 40% on its net sales during those periods. Recently the Company has experienced reduced overall gross margins primarily as a result of increased price competition in the marketplace and because an increasing proportion of the new products being offered by the Company are non-exclusive domestically produced products which generally carry lower gross margins than the Company's proprietary and non-U.S. sourced products. The Company's marketing approach includes its over 800-page catalog supported by a national telemarketing program, active participation in numerous trade shows and consumer events, and advertising in magazines focused on the Harley-Davidson motorcycle market.


MOTORCYCLE PARTS AND ACCESSORIES INDUSTRY

According to information made public by Harley-Davidson, approximately 118,700 new Harley-Davidson motorcycles were sold in calendar 1996, with approximately 84,000 sold in the United States and 34,700 sold in export markets. Based upon state motor vehicle registrations and sales by the Company of parts and accessories for older model motorcycles, the Company estimates that there are in excess of 1,000,000 Harley-Davidson motorcycles currently in use worldwide and that fewer Harley-Davidson motorcycles go out of use each year than are manufactured. According to information made public by Harley-Davidson, new registrations of Harley-Davidson motorcycles and Harley-Davidson's market share (based on new registrations) in the North American heavyweight (engine displacements in excess of 651cc) class was over 46% in each of the last three years and was 47.6% in 1996. Harley-Davidson motorcycles emphasize traditional styling, design simplicity, durability, ease of service and adaptability to accessories. The suggested retail prices of Harley-Davidson motorcycles range from approximately $5,200 to $18,500.

During its useful life, which the Company estimates (based upon sales of parts and accessories for older model motorcycles) often exceeds 30 years, the average Harley-Davidson motorcycle will be resold a number of times. According to information made public by Harley-Davidson, the typical Harley-Davidson owner is a male in his mid-forties with a household annual income of approximately $68,000 who purchases a motorcycle for recreational rather than transportation purposes. Because of the large and increasing number of Harley-Davidson motorcycles in use, the desire and ability of Harley-Davidson enthusiasts to customize their motorcycles and the Company's belief that Harley-Davidson motorcycles frequently change ownership, the Company believes there is a significant market for parts and accessories for Harley-Davidson motorcycles.

The parts and accessories market includes product sales to owners of both new and used Harley-Davidson motorcycles. The market for Harley-Davidson motorcycle parts and accessories has grown rapidly in recent years. The Company believes this growth is a result of many factors, including (i) the popularity of Harley-Davidson motorcycles, (ii) the design of Harley-Davidson motorcycles incorpo rating visible and easily accessible parts making such motorcycles readily adaptable to accessories, (iii) the desire of Harley-Davidson owners to customize their motorcycles, (iv) the purchasing power of Harley-Davidson owners and (v) the relatively higher resale value of Harley-Davidson motorcycles as compared to other super heavyweight motorcycles. Parts and accessories for Harley-Davidson motorcycles are generally sold to motorcycle owners by either franchised Harley-Davidson dealerships or by independent dealers. These dealers are usually small, locally owned retail stores that lack significant financial or marketing resources and are operated by people who are themselves Harley-Davidson enthusiasts. Dealers generally carry a relatively small inventory of replacement parts and accessories and are dependent upon quick delivery and a high level of service from suppliers of parts and accessories. In order to successfully service these dealers and develop customer loyalty, the Company believes that a successful supplier must quickly respond to market trends with high-quality and customized parts and accessories and provide rapid delivery of a broad line of products.

"Custom Chrome," "RevTech," "Bullskins," "Tour Ease," Premium," "C.C. Rider" and "Dyno Power" are registered trademarks of Custom Chrome. This Form 10-K also includes trademarks of companies other than Custom Chrome, Inc., including "Harley-

Davidson" which is a registered trademark of Harley-Davidson, Inc. Unless the context indicates otherwise, reference in this to the "Company" and "Custom Chrome" refers to Custom Chrome, Inc. and its consolidated subsidiaries.


BUSINESS STRATEGY

Since its inception, Custom Chrome's business strategy has been to offer a wide range of high-quality aftermarket parts and accessories for Harley-Davidson motorcycles. The following are the key elements in this strategy:

Responsiveness to Dealer Needs. The Company seeks to achieve a high level of service in all aspects of its business, from identifying customer demand for new products to providing rapid delivery of existing products. In the past four years the Company has taken several steps to improve its responsiveness. These steps included opening new distribution facilities in Harrisburg, Pennsylvania (March 1992) and Visalia, California (October 1994) to reduce delivery times to its customers in the Northeastern and Western United States, respectively, expanding its current distribution facility at Louisville, Kentucky by 73,000 square feet, increasing inventory levels of its most popular products to ensure product availability and generally improving the efficiency of its distribution system through new delivery arrangements. The Company also provides service through innovative promotions, credit, technical support, merchandising and marketing programs. The Company strives to remain close to its customers through its computerized telemarketing system and field sales support representatives. In 1997 the Company plans to open distribution facilities in Dallas, Texas and plans to open in Jacksonville, Florida, on or about May 1997, to improve delivery times to its customers in the Southwestern and Southeastern United States. In addition, it is expanding its number of sales road representatives to improve its direct contact with its customers.

Company Brand Name and Proprietary Products. The Company offers high-quality and brand name products that are proprietary to Custom Chrome. The Company maintains extensive control over the entire process of designing, manufacturing, importing and distributing products to help ensure high quality and rapid delivery of its proprietary products. By designing many of its own products and closely monitoring the manufacturing process, Custom Chrome believes that its products are manufactured to its specifications with quality materials, and believes its products equal or exceed the original equipment quality standards. In addition, because of its control over the design and manufacture of products, Custom Chrome is generally better able to control manufacturing costs and ensure timely sales of its products. The Company sells its proprietary products, as well as products supplied by third parties, under its own brand names. The Company's brand name strategy is intended to build name recognition and loyalty.

Product Development. The Company identifies new product opportunities and designs products to implement technical innovations and to respond to changing consumer preferences. Custom Chrome focuses only on products for Harley-Davidson motorcycles and is involved in all major consumer events in the United States for Harley-Davidson motorcycles to help the Company quickly identify new product trends. In addition, by having an experienced internal product development staff, as well as flexible manufacturing arrangements, the Company is often able to move new product ideas from the design stage to volume production in three to six months. Custom Chrome added approximately 500 proprietary products during the current catalog year beginning in late September 1996. The Company designs products to fit a wide range of Harley-Davidson models and years to reduce the risk of product obsolescence. In addition, the Company seeks to identify trends that indicate opportunities to expand its existing markets by offering new products such as products aimed at the high performance products market.

Large Selection of Leading Brands. The Company believes it carries the largest selection of brand name products of any independent distributor serving the parts and accessories aftermarket for Harley-Davidson motorcycles. Because of the large volume of products handled by the Company and its long-standing relationships with its suppliers, the Company is often able to obtain these products at favorable prices and terms, and often receives preference in gaining access to products that may be in short supply.

Effective Sales and Marketing Techniques. To increase its market penetration, the Company employs advanced sales and marketing techniques. The Company supports its extensive catalog with an in-house telemarketing and sales department, sales support representatives who visit customers in various regions throughout the United States, a technical support staff, extensive trade and consumer advertising and trade show and consumer event attendance. In addition, the Company provides flexible financing arrangements for dealers during the winter months and discount programs for dealers that meet certain purchase volumes.

Expanding Existing Markets and Entering New Markets. The Company seeks to increase the penetration of its existing markets by providing a wider selection of products supported by strategically located warehouses to ensure rapid distribution of parts and accessories. The Company seeks opportunities for growth by developing new products and identifying general product line opportunities in its market. The Company established its distribution facility in Kentucky in August 1988, and a distribution facility in Harrisburg, Pennsylvania in March 1992, to better serve the eastern portion of the United States market. In October 1994, the Company opened a 100,800 square foot distribution facility in Visalia, California, to improve delivery times to the Western United States. In February 1996, the Company added 73,000 square feet to its facility in Louisville, Kentucky. In 1997 the Company plans to open distribution facilities in Dallas, Texas and plans to open in Jacksonville, Florida, on or about May 1997, to improve delivery times to its customers in the Southwestern and Southeastern United States

PRODUCTS AND PACKAGING

The Company distributes a full line of approximately 15,000 aftermarket parts and accessories, including replacement parts, custom parts, accessories and apparel. The Company's approach to offering products includes offering many proprietary products in distinctive, uniform packaging as well as a large selection of high-quality, brand name parts from well known manufacturers.

Proprietary Products. The Company offers a large number of proprietary products, which the Company designs and engineers and for which the Company typically owns the manufacturing tooling. Such proprietary products are not widely available from any other source, which allows the Company to obtain higher margins than may be available on products for which it acts solely as a distributor. During the fiscal year ended January 31, 1997, approximately 20% of net sales were represented by sales of proprietary products, all of which are offered under the Company's brand names.

Company Brand Names. The Company has created several brand names under which it markets both proprietary and nonproprietary products supplied by third parties. Over 62% of Custom Chrome's net sales during each of the last three fiscal years were derived from products sold under the Company's brand names. These brand names are used to promote market awareness and to identify particular products with specific features or performance characteristics. The Company's brand names include the following:

     . "RevTech" identifies products designed to enhance the performance of Harley-Davidson motorcycles, such as carburetors, cylinder heads, ignition systems, exhaust systems, oil pumps and cams. Each RevTech product is designed to be a "bolt on" replacement of the original part in order to provide maximum performance without the need for special tools.

     . "Premium" denotes products offered by Custom Chrome that it believes equal or exceed the quality standards of Harley-Davidson's original equipment parts but are generally available at lower prices. This product line includes many essential maintenance products, such as air and oil filters, spark plugs, gaskets, batteries, starters, pistons and piston rings. This line also includes parts no longer manufactured by Harley-Davidson but for which a market still exists.

     . "C.C. Rider," which stands for "Custom Chrome Rider," is the brand name for a line of high quality, large-volume, maintenance and replacement products. These products include chains, tire tubes and oil filters.

     . "Dyno Power" is the Company's brand name for its complete line of exhaust systems, mufflers and related accessories. Many of these products are manufactured to the Company's own design and are often "style" oriented.

     . "Tour Ease" represents the Company's product line that addresses the long-distance touring market. Designed for the long-distance rider and passenger with an emphasis on comfort, convenience and style, these products include backrests, windshields and luggage racks.

     . "Bullskins" is Custom Chrome's brand name for its leather apparel product line. This name represents a high-quality and durable line of leather jackets, chaps, vests and tops with distinctive styles for men and women.

In addition, the Company markets and sells a number of products, such as fenders, gas tanks and ignition parts, under the "Custom Chrome" name, which indicates to consumers that the product has been manufactured to the Company's quality standards. The Company believes product packaging is an important aspect of its products. The Company distributes many of its products in distinctive, colorful packaging, designed to build brand name recognition and to identify the product as being supplied by the Company regardless of the manufacturing source. The Company often packages its parts and accessories in kits which include all components needed for installation.

Sales of Other Recognized Brand Name Products. The Company also sells a number of products from selected aftermarket manufacturers such as Champion spark plugs, Dunlop tires, Crane cams, Accel electrical parts and Russell braided lines and tubing under the manufacturer's brand name. Because the Company is the largest independent distributor in the aftermarket for Harley-Davidson motorcycles, it often plays an important role in the manufacturer's effort to distribute its parts and accessories to Harley-Davidson enthusiasts. As such, the Company is often able to obtain favorable pricing and terms as well as access to some products not available to other distributors. Each year the Company hosts a trade show in which it brings well-known manufacturers into its warehouse to display and promote their products directly.

During each of the last three fiscal years ended January 31, 1997, approximately 38% of net sales were represented by sales of other recognized brand name products.

Product Categories. The Company's products are presented in the Company's catalog along functional lines. The Company currently offers products in the following categories:

=======================================================================================================================
                                                               Representatives Brand Names
                                        -------------------------------------------------------------------------------
       Product Categories                         Company Brands                      Other Companies' Brands
-----------------------------------------------------------------------------------------------------------------------
Apparel and leather accessories           Bullskins, Custom Chrome                Ace Leather, Hatch
-----------------------------------------------------------------------------------------------------------------------
Brakes, handlebars and controls           Premium, C.C. Rider, Custom Chrome      Accel, Barnett, K&N, Russell
-----------------------------------------------------------------------------------------------------------------------
Carburetors and intake parts              RevTech, Premium, Custom Chrome         Zenith, Mikuni, K&N
-----------------------------------------------------------------------------------------------------------------------
Chassis and footpegs                      RevTech, Premium, Tour Ease, Custom     Progressive Suspension, Kuryakyn
                                          Chrome
-----------------------------------------------------------------------------------------------------------------------
Chemicals, hardware and tools             RevTech, Premium, C. C. Rider,          PJ1, Colony
                                          Custom Chrome
-----------------------------------------------------------------------------------------------------------------------
Drive lines (clutches, chains, etc.)      Premium, C.C. Rider, RevTech, Custom    Barnett, Diamond
                                          Chrome
-----------------------------------------------------------------------------------------------------------------------
Electrical parts and accessories          RevTech, Premium, C. C. Rider,          Accel, Champion, Morris, Crane
                                          Custom Chrome
-----------------------------------------------------------------------------------------------------------------------
Engine products                           RevTech, Premium, Custom Chrome         Accel, Crane, Delkron, Hastings,
                                                                                  Manley, S.T.D., Edelbrock
-----------------------------------------------------------------------------------------------------------------------
Exhaust products                          DynoPower, Custom Chrome                White Bros., Supertrapp
-----------------------------------------------------------------------------------------------------------------------
Gaskets and seals                         Premium, RevTech, Custom Chrome         Jim's Machining
-----------------------------------------------------------------------------------------------------------------------
General parts and accessories             Premium, C. C. Rider, Custom Chrome     National Cycle, Arlen Ness
-----------------------------------------------------------------------------------------------------------------------
Lighting products                         Custom Chrome                           Candle Power
-----------------------------------------------------------------------------------------------------------------------
Seats                                                                             Corbin, LePera
-----------------------------------------------------------------------------------------------------------------------
Gas and oil tanks and accessories         Custom Chrome                           Lockhart, Russell, Accel
-----------------------------------------------------------------------------------------------------------------------
Tires and wheels                          RevTech, C. C. Rider, Custom Chrome     Avon, Cheng-Shin, Continental, Dunlop
-----------------------------------------------------------------------------------------------------------------------
Transmissions                             RevTech, Premium, Custom Chrome         Andrews, S.T.D.
=======================================================================================================================

The suggested retail prices of the Company's products range from about $1.00 for a gasket to approximately $4,900.00 for a Custom Chrome Rolling Chassis kit. During the fiscal year ended January 31, 1997 no single product accounted for greater than 1.0% of total net sales.


PRODUCT DEVELOPMENT

Based upon its knowledge of the product offerings, manufacturing sources and operations of its competitors, the Company believes it is the only large independent supplier of parts and accessories for Harley-Davidson motorcycles that operates a significant, full-time, internal product development department which designs and develops a substantial number of its own products and which tests and inspects products supplied and developed by others. By designing and developing new products as well as acquiring additional products for distribution, the Company frequently adds to its product lines with a goal to more effectively address the needs of the consumer. During the year ended January 31, 1997, approximately 500 new proprietary products and over 2,800 non-proprietary products were added to the Company's product line. The Company currently employs a product development staff of 34 persons, and the Company's product development expenditures in the fiscal years ended January 31, 1995, 1996 and 1997 were approximately $1,535,000, $1,652,000, and $1,723,000, respectively.

Ideas for new products arise through a variety of sources, including the Company's in-house engineering staff, dealers, suppliers and consumers. New product ideas are evaluated on a weekly basis by a product evaluation committee comprised of members of the engineering, manufacturing, sales, finance and marketing staffs. In determining whether to produce an individual part or a line of related parts or products, Custom Chrome evaluates each product concept based on its estimated market demand, cost and profitability.

Once the Company makes the initial determination to proceed with a new product, the product development staff prepares a prototype. After testing, refinement and approval by the product evaluation committee, the final product is drawn, specifications prepared and analyzed, and a development package is produced primarily for production by outside contract manufacturers. Tooling for a production run is then produced by the selected manufacturer, typically at Custom Chrome's expense. A pilot run of the product is manufactured and subjected to testing and qualification by the Company's product development engineers to assure that the Company's standards for quality, structural integrity and finish are maintained. After a product has been qualified, volume production is undertaken. The Company typically moves a new idea from the design stage to volume production in three to six months.

The Company's design staff strives to understand the needs and preferences of consumers based on a combination of its own extensive experience and frequent input from dealers, Harley-Davidson enthusiasts and others regarding new products or improvements to existing products. Custom Chrome seeks to remain close to its dealers and consumers through participation in industry trade shows, consumer events and its own in-house trade show in order to anticipate new trends and introduce innovative parts and accessories in advance of its competitors. As a result, Custom Chrome believes it is well positioned to introduce new products that are responsive to the needs of its dealers and consumers.

The Company generally provides detailed specifications for its products to its suppliers. Custom Chrome currently has a large number of engineering drawings and specifications on hand and has developed an extensive technical library enabling it to design products more easily. The Company believes that by designing many of its products and contracting only for manufacturing services pursuant to detailed specifications, it is better able to maintain higher quality control standards and lower costs.


MANUFACTURING AND SOURCES OF SUPPLY

The Company currently purchases products from more than 700 supplier/manufacturers worldwide. Although the Company uses independent representatives to supervise and coordinate the activities of many overseas manufacturers, the Company continues to maintain direct working relationships with all manufacturers and regularly monitors their performance.

The Company's manufacturing strategy for its proprietary products is to closely control the entire process from product design through volume production. The Company has extensive internal design capabilities but relies almost exclusively upon unaffiliated contract manufacturers in the United States and internationally, principally in the Far East. The Company qualifies each contract manufacturer and works closely with the manufacturer to help assure the timely delivery of high-quality, low-cost products that meet the Company's specifications. By predominantly using outside manufacturers for its internally-designed products, the Company seeks to minimize capital expenditures and inventory costs while maintaining flexibility in response to changing production costs and market demands.

The Company also usually retains ownership of the tooling used to produce a proprietary part and can remove the tooling from the manufacturer's plant after a production run in order to assure that such products will not be manufactured for other suppliers. Although the Company has in the past, and intends in the future, to enforce vigorously the exclusive use of its tooling, there can be no assurance that these measures will be successful.

The Company acquires its products on a purchase order basis. As is common in the industry, the Company experiences short-term inventory shortages with respect to a limited number of products. However, the Company has generally experienced no material difficulties in obtaining adequate quantities of most products from its manufacturers.

The Company employs the services of various independent representatives, the most significant of which is Zodiac Enterprises Ltd. ("Zodiac"), to expedite the activities of its foreign manufacturers and to act as a purchasing agent for the Company. The Company has been doing business with Zodiac since 1984. Under the terms of the agreement between Zodiac and the Company, Zodiac is an agent for the Company to purchase products in Taiwan and to manufacture products in Taiwan. The agreement provides that Zodiac will supply Custom Chrome with products that meet certain specifications designated by the Company and, when necessary, provide the tooling that is necessary to manufacture such products. The Company's agreement with Zodiac is renewed annually, and can be terminated by the Company at any time on 90 days notice and by either party 90 days prior to the end of each annual period. Products purchased through Zodiac represented 22%, 18%, and 11% of Custom Chrome's net sales in the fiscal years ended January 31, 1995, 1996 and 1997, respectively. If Zodiac's services were discontinued for any reason, the Company believes it could replace such services in a timely manner by its own capabilities and using other trading companies. In many cases, the Company would expect to continue using the same manufacturer. There can be no assurance, however, that the Company would not experience temporary supply delays.

In July 1992, the Company opened a purchasing office in Tainan, Taiwan. The primary purpose of this office is to develop relationships with Taiwanese manufacturers to provide new sources of production and supply of the Company's products. In May 1994, the Company moved to a newer, larger 20,000 square foot office and warehouse facility in Tainan to conduct its operations.

Although the Company, in certain instances, has chosen to purchase its entire supply of certain products from a single manufacturer, the Company does not regard any single manufacturer as essential to its operations. The Company did not purchase products representing more than 2.0% of its total sales from any single manufacturer during the fiscal years ended January 31, 1995, 1996 or 1997. As to products for which there is a single supplier, the Company has, in many cases, pre-qualified an acceptable alternative source and believes that such an alternative source could commence delivery of volume production quantities within several months. In certain cases, the Company also seeks to mitigate the potential adverse consequences of sole sources by maintaining adequate levels of finished goods inventory in stock and in transit. Nonetheless, the loss of a single source supplier or a major trading company relationship could have short-term adverse effects on the Company's operations.

A substantial number of the Company's products are manufactured in Taiwan, South Korea and Japan. Consequently, the availability and cost of products manufactured overseas could be adversely affected if political or economic conditions in these countries were to deteriorate. In addition, although the prices for the products purchased by the Company are stated in United States dollars, because the prices often are not determined until the manufacturing process is completed, the Company bears risk with respect to changes in exchange rates. The cost of the Company's products could also be affected by the tariff structure imposed on imports or other trade policies of the United States or other governments, which could adversely affect the Company. The Company attempts to minimize this risk by maintaining a pricing policy with its dealers that allows Custom Chrome to change its prices at any time. In certain circumstances, the Company also contracts to purchase foreign currencies at fixed prices in the future for major foreign currency exposures. In addition, because the Company has relationships with United States manufacturers, the Company believes that it is capable of obtaining many of the products presently sourced overseas from domestic sources. In this manner, the Company believes that it can also reduce its exposure to currency fluctuations and other risks of manufacturing in a foreign country. See also "Additional Factors That May Affect Future Results - Dependence on Third Party and Foreign Manufacturing Relationships; Taiwanese Political Volatility."

As is typical of similar manufacturing operations, Custom Chrome Manufacturing, Inc., which utilized a chrome-plating and polishing process, was subject to a variety of laws and regulations relating to environmental matters. Both federal and state authorities have various environmental control requirements relating to air, water and noise pollution which affect the business operations of Custom Chrome Manufacturing, Inc. During the year ended January 31, 1994 the Company discontinued in-house chrome plating of its products and currently subcontracts such work to outside vendors. The Company endeavors to ensure that all its facilities comply with applicable environmental regulations and standards. Compliance with such standards has not had a material effect on the Company's capital expenditures, earnings or competitive position and no material capital expenditures are anticipated for the remainder of this fiscal year. Although the Company believes it is in compliance with all applicable environmental requirements, there can be no assurance that this operation does not violate such requirements or that compliance with such requirements would not have a material effect on the Company's operations.

Custom Chrome has not experienced any product liability claims in the past that have had a material adverse effect on its business. The Company generally provides only limited warranties on its products and relies upon the manufacturers' warranties whenever possible.

PRODUCT DISTRIBUTION

Product availability and rapid delivery are critical considerations for dealers who purchase the Company's products. Most dealers do not carry substantial inventories. Based on the shipment requirements of most of its customers, the Company believes that if a dealer cannot provide an item to the consumer within one or possibly two days, the dealer runs a substantial risk of losing the sale. Typically, the Company ships products the same day an order is received.

The Company's products are presently distributed from one of four facilities, its headquarters and a limited distribution facility located in Morgan Hill, California or its regional distribution facilities located in Visalia, California, Louisville, Kentucky and Harrisburg, Pennsylvania. The Kentucky facility was opened in August 1988, the Harrisburg, Pennsylvania facility was opened in March 1992, and the Visalia, California facility was opened in October 1994. These facilities were opened to reduce shipping costs and to shorten delivery times to the Company's customers. In 1996, the Company added a 73,000 square foot warehouse to its existing facilities in Louisville, Kentucky. The Company continues to evaluate opportunities to open additional distribution facilities in other strategic locations in the United States. As a result of such studies the Company plans to open distribution facilities in Dallas, Texas and

Jacksonville, Florida in 1997 to offer better delivery service to customers in the Southwestern and Southeastern United States, respectively.

The Company has implemented a real-time computer tracking system which interacts between the Company's warehouses in California, Kentucky and Pennsylvania to help move products from Custom Chrome's initial purchase order through manufacturing, delivery to the Company's warehouse and, finally, sale and delivery to the customer. The Company continues to focus on optimizing the placement of products among its four facilities in order to streamline the delivery process.


MARKETING, SALES AND CUSTOMERS

Custom Chrome's customers consist primarily of approximately 3,400 independent dealers and 600 Harley-Davidson franchised dealers throughout the United States and approximately 650 dealers outside the United States. Motorcycle dealers generally stock those parts and accessories most commonly used by their customers, which include standard maintenance and repair parts and supplies such as oil, tires and batteries. The Company relies upon marketing techniques designed to encourage dealers to order Custom Chrome products as well as to prompt the retail consumer to request Custom Chrome supplied parts and accessories from their dealers.

Catalog. The most important of the Company's marketing techniques is its annual product catalog. The annual catalog, which is over 800 pages for 1997 has in the past earned awards within the industry for its highly attractive presentation and its introduction in September of the year leads the industry. The catalog contains a large amount of technical information concerning the compatibility of the Company's parts and accessories with various models of Harley-Davidson motorcycles and tips on how the parts and accessories should be installed and maintained. The catalog is an important marketing tool for dealers because it allows them to sell products to their customers which the dealers do not include in their inventories or of which customers might not otherwise be aware. Custom Chrome sells its catalogs to both dealers and retail consumers to establish a greater presence in its market. The Company believes that direct distribution of its catalog to consumers has stimulated demand for the Company's products. In addition to its annual catalog, Custom Chrome also distributes seasonal catalogs to announce new products and to promote selected products.

Telemarketing and Support. The Company supports its catalog with a computerized telemarketing program which consists of both placing and receiving calls to and from dealers to promote products and take orders. When an order is taken, the computer allows the Company to provide the dealer with current information on pricing and product availability. Custom Chrome's telemarketing sales representatives receive extensive initial and on-going training in the technical aspects of the Company's products and have access to technical information via the Company's computer network. The Company's sales representatives also have quick access to the Company's technical service, engineering and customer service staffs. Such technical information helps Custom Chrome's dealers to better serve the retail consumer and helps strengthen the Company's dealer relationships. Custom Chrome believes that this customer service and support is essential to the successful marketing of its products.

Advertising and Trade Shows. The Company also relies on advertisements in motorcycle industry, enthusiast and trade magazines and the Company's annual in-house trade show. In addition, the Company attends all major trade shows and other consumer events for Harley-Davidson enthusiasts such as the Black Hills Motorcycle Rally, a popular annual event held in Sturgis, South Dakota. The Company also publishes a bi-weekly "Dealer's Edge" sales flyer, which is sent to dealers and provides advice on advertising and information about parts and accessories for Harley-Davidson motorcycles and a monthly supplement called the "Cutting Edge" which deals with new products available from the Company. In addition, the Company has sought to more closely coordinate promotions with new product releases to help stimulate demand for these products.

Dealer Programs. Custom Chrome rewards dealers making higher purchases of the Company's products through its Dealer VIP programs. Under these programs, dealers achieving agreed-upon purchase levels are granted additional discounts beyond the Company's standard pricing schedules.

Fall/Winter Programs. During the fall and winter, the Company's sales tend to decrease as compared with other periods of the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," below. The Company has increased sales in the fall and winter by several techniques, including issuing holiday catalogs that supplement the annual catalog and promoting apparel and other gift-type products during the Christmas season; allowing certain customers to purchase the Company's products during these months and defer payment until the following spring under the Company's "Spring Dating" program; and conducting an annual, in-house trade show in the Fall of each year which is generally attended both by the Company's major customers and suppliers.

Electronic Ordering and Software Assistance. The Company has a marketing program under which participating dealers can link-up through their personal computers with the Company's order-entry and warehousing system. This system allows more efficient and rapid shipment of products to customers and provides a stronger link between the Company and its customers.

The Company's sales and marketing force consists of a Senior Vice President of Sales and Marketing who oversees 88 personnel. The majority of these personnel are in the Company's computerized telemarketing program. The remainder are field representatives, foreign in-house telemarketing sales representatives, in-house retail sales representatives and new dealer development personnel.

The Company's products are sold primarily to about 4,000 dealers throughout the United States and to approximately 650 dealers in Canada, Europe, Australia, New Zealand and the Far East. International sales accounted for approximately 17%, 20% and 19% of the Company's net sales in the fiscal years ended January 31, 1995, 1996 and 1997, respectively. No single customer, domestic or international, accounted for more than 2.0% of the Company's total net sales in the fiscal years ended January 31, 1995, 1996 or 1997. Although many of the Company's customers are small businesses with limited capital, the Company has not historically experienced significant losses due to uncollectible trade receivables.


PATENTS, TRADEMARKS, COPYRIGHTS, TRADE SECRETS AND LICENSES

The Company has numerous United States and international patents, trademarks and copyrights, and has applied for additional United States and international patents, trademarks and copyrights, in connection with certain of its products. Although these types of intellectual property protection may have value, the Company believes that other factors, such as product innovations, are of more significance in the Company's industry. The Company attempts to avoid infringing patents of others by monitoring on a regular basis patents issued with respect to motorcycle parts and accessories. The Company has obtained license rights in connection with the development and marketing of certain of its products. These agreements generally require the Company to pay a royalty to the licensor based on product sales.

The Company believes that its proprietary products provide it with a key competitive advantage, but patent protection generally cannot be obtained for most of these products. The Company attempts to minimize unauthorized copying of these products by a variety of methods, including the ability to remove tooling after a production run. The Company also believes that its annual catalog, which is copyrighted, provides an important competitive advantage and the Company intends to vigorously protect its copyrights with respect to the catalog. However, there can be no assurance that unauthorized copying will not occur.

From time to time, Custom Chrome and Harley-Davidson have had disputes regarding alleged infringement of certain of each other's trademarks and patents. In 1989, litigation occurred between the companies, primarily concerning certain trademark matters. This litigation was settled satisfactorily to both parties in 1990. However, there can be no assurance that other disputes, including those which could lead to litigation regarding trademarks, patents or other matters, will not occur in the future between Custom Chrome and Harley-Davidson.


EMPLOYEES

As of January 31, 1997, the Company employed approximately 363 permanent employees, including 95 in sales and marketing, 204 in operations, 34 in product development and 30 in administrative and management positions. In addition, the Company utilizes the services of 34 temporary workers contracted through an agency. The Company's ability to attract and retain qualified personnel is essential to the Company's continued success. None of the Company's employees is represented by collective bargaining agreements, nor has the Company ever experienced a work stoppage. The Company believes its employee relations are good.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provide a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions shareholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal year ending January 31, 1998, for the fiscal quarter ending April 30, 1997, and for other future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company.


DEPENDENCE ON, AND COMPETITION WITH, HARLEY-DAVIDSON

The Company is the largest independent supplier of aftermarket parts and accessories for Harley-Davidson motorcycles. The Company's past success has depended, and the Company's future growth depends, in large part on the popularity of Harley-Davidson motorcycles and the continued success of Harley-Davidson in maintaining a significant market share for motorcycle sales and the number of units sold in the heavyweight class. In particular, the Company's continued growth in earnings is in large part dependent upon continuing demand for Harley-Davidson motorcycles and upon Harley-Davidson's ability to meet such demand. In recent years, many other motorcycle manufacturers have experienced fluctuations in market share and number of units sold. If the market for new Harley-Davidson motorcycles were to decline or if the popularity of existing Harley-Davidson motorcycles were to decline, the Company's business, including earnings, could be materially adversely affected.

In addition, it appears that the Company's stock price has in the past and may in the future be affected by fluctuations in the price of Harley-Davidson's stock. Adverse results in any of Harley-Davidson's businesses, including its non-motorcycle businesses, could adversely affect the price of Harley-Davidson's stock, which could, in turn, adversely affect the Company's stock price. See "Business -Motorcycle Parts and Accessories Industry."

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


COMPETITION

The market for the Company's products is highly competitive. Key competitive factors in the parts and accessories aftermarket for Harley-Davidson motorcycles include the ability to promptly fill orders from inventory, the range of unique products offered and the speed and cost of product delivery. The Company's competitors include independent distributors ranging in size from small to large, and the proximity of any distributor to a particular dealer and the availability of unique products is often a competitive advantage. Accordingly, even small local distributors may be able to compete effectively against the Company. In addition, the Company competes with Harley-Davidson in the sales of parts and accessories to Harley-Davidson franchised dealers. There can be no assurance that the Company will be able to compete successfully in the future with small distributors or with Harley-Davidson. See also "Business-Competition" above.

In 1995, the Federal Trade Commission (the "FTC") voted to dissolve a 1954 consent decree against Harley-Davidson which, among other things, had prohibited Harley-Davidson from imposing exclusive dealing requirements upon its dealers. This consent decree was lifted pursuant to the FTC's "sunset" policy which presumes that decrees which are more than 20 years old should be eliminated. In response to extensive public comments to the FTC urging that it keep this consent decree in force, Harley-Davidson reported that it had no plans to change its dealer agreements in order to require exclusive dealings. However, there can be no assurance that Harley-Davidson will not impose such exclusive dealing requirements upon its dealers who now purchase parts and accessories from Custom Chrome; nor can there be any assurance that, if Harley-Davidson decided to impose such requirements upon its dealers, that a legal challenge to prevent such an action would be successful. If Harley-Davidson is successful in imposing exclusive dealing requirements on its dealers, such requirements could have a material adverse effect on the Company's business.

RECENT GROWTH IN NET SALES

The Company's net sales grew rapidly over the three years ended January 31, 1997, with 15.6% growth experienced in the current year, 25.4% in the year ended January 31, 1996, and 11.4% in the year ended January 31, 1995 as compared to the respective prior fiscal years. Continued growth in net sales and earnings is dependent upon a number of factors, however, and the Company may, as a result, be unable to maintain quarterly or annual revenue growth in net sales or earnings at rates comparable to those experienced in recent periods. See "Dependence on, and Competition with, Harley-Davidson." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.


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

SEASONALITY AND WEATHER

The Company's net sales for its last two quarters of any particular fiscal year are generally lower than the net sales for the first two quarters of such year. This decrease in net sales is due to a lower number of orders by dealers in anticipation of, and during, the cold weather months, during which motorcycle riding decreases relative to the warm weather months. In particular, the Company's operating results may be negatively affected by adverse weather conditions, such as those experienced in the Eastern and Southern United States during the spring and early summer months of 1996. Any such decrease has a significant impact on the Company's quarterly earnings during the last two quarters of its fiscal year because certain operating expenses remain relatively constant throughout the year. The Company seeks to mitigate this seasonality through various promotional efforts and incentives, but no assurance can be given that such seasonality will not have a material adverse affect on the Company's revenues and earnings during this period. See "Management Discussion and Analysis of Financial Condition and Results of Operations" below.


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


INTERNATIONAL OPERATIONS

In the fiscal years ended 1995, 1996 and 1997, international sales accounted for 17%, 20% and 19%, respectively, of the Company's total net sales. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential insolvency of international dealers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.


COMPLIANCE WITH ENVIRONMENTAL LAWS

Both federal and state authorities have various environmental control requirements relating to air, water and noise pollution that effect the business operations of the Company and Custom Chrome Manufacturing, Inc., which in the past utilized a chrome-plating and polishing process. The Company endeavors to ensure that all its facilities comply with applicable environmental requirements, there can be no assurance that its operations do not violate such requirements or that any steps taken by the Company to remediate any former noncompliance with such requirements would not have a material effect on the Company's operations.

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

The Board of Directors has the authority to issue up to 1,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance, or possible issuance, of Preferred Stock could have the effect of making it more difficult for third parties to acquire a majority of the outstanding voting stock of the Company. In addition, on November 13, 1996, the Board of Directors approved a Preferred Shares Rights plan. The rights plan, as well as certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law, could delay or make difficult a merger, tender offer or proxy contest involving the Company.


POSSIBLE VOLATILITY OF STOCK PRICE

The Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected or projected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock.

ITEM 2.   PROPERTIES

PROPERTIES

The Company owns and leases the properties set forth below subject to the particular loan agreements and leases for each particular location:

                                OWNED PROPERTIES

LOCATION                         SQUARE FOOTAGE   USE
--------                         --------------   ---

Morgan Hill, CA                     120,000      Headquarters
Louisville, KY                      163,000      Distribution facility

                               LEASED PROPERTIES

LOCATION                             SQUARE FOOTAGE   USE
--------                             --------------   ---

Coppell, TX                              60,000       Distribution facility
Harrisburg, PA                           87,500       Distribution facility
Jacksonville, FL                         60,600       Distribution facility
Visalia, CA                             100,800       Distribution facility
Sylmar, CA                               38,400       Manufacturing facility
Tainan, Taiwan                           20,000       Procurement office and warehouse

ITEM 3.   LEGAL PROCEEDINGS

          (a) There is no material legal proceeding to which the Company is a party or to which any of its properties are subject.

          (b) No material legal proceedings were terminated in the fourth quarter of the year ended January 31, 1997.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market ("NNM") under the symbol CSTM. The following table sets forth the range of high and low closing sales prices, as reported on the NASDAQ National Market for the last two fiscal years.

                                                Price Range of
                                                 Common Stock
                                                --------------
                                               High         Low
                                               ----         ---
          Year ended January 31, 1997
               First Quarter                  $27.50      $24.00
               Second Quarter                 $27.88      $22.00
               Third Quarter                  $22.63      $16.25
               Fourth Quarter                 $21.375     $18.25

          Year ended January 31, 1996
               First Quarter                  $20.13      $17.06
               Second Quarter                 $24.75      $19.00
               Third Quarter                  $25.125     $21.75
               Fourth Quarter                 $26.50      $22.25

On April 3, 1997, the Company had 268 holders of record of its Common Stock and approximately 5,299,000 shares outstanding.

Since its initial public offering on November 6, 1991, the Company has not declared or paid a cash dividend on its common stock. In addition, on December 19, 1994, the Company issued $15,000,000 of 8.01% Senior Notes to a life insurance company which are due and payable in equal payments in 1997 through 2001. The Note Agreement contains certain restrictions regarding the Company's ability to pay dividends.

The Company currently plans to retain all of its earnings to support the development and expansion of its business and has no present intention of paying any cash dividends on the Common Stock in the foreseeable future. However, the Board of Directors of the Company will review the dividend policy periodically to determine whether the declaration of cash dividends is appropriate.


ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company. This historical data should be read in conjunction with the attached Consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K.

                                                                                         Years Ended
                                                                                         January 31,
                                                        ---------------------------------------------------------------------------
                                                                1997         1996          1995         1994 (1)        1993(2)
                                                                ----         ----          ----         --------        -------
                                                                               (In thousands, except per share data)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Sales, net                                                    $108,557     $93,906      $74,904          $67,252        $52,428
Gross profit                                                    43,723      39,127       31,571           28,669         21,810
Operating income                                                14,961      13,953       11,341           10,007          7,208
Income before income taxes, extraordinary items
 items and cumulative effect of a change in
 accounting principle                                           13,046      12,316       10,640            9,180          6,415

Income before extraordinary items and cumulative
 effect of a change in accounting principle                      7,872       7,921        6,416            5,508          3,878
Net income                                                    $  7,872     $ 7,921      $ 6,416          $ 7,108        $ 4,993
                                                              ========     =======      =======          =======        =======
Income per share before extraordinary items and
  cumulative effect of a change in accounting principle       $   1.48     $  1.52      $  1.27          $  1.10        $   .78
                                                              ========     =======      =======          =======        =======

Net income per share                                          $   1.48     $  1.52      $  1.27          $  1.42        $  1.00
                                                              ========     =======      =======          =======        =======


                                                                                          January 31,
                                                        ---------------------------------------------------------------------------
                                                                1997         1996          1995         1994          1993
                                                                ----         ----          ----         ----          ----
CONSOLIDATED BALANCE
  SHEET DATA:
Working capital                                             $ 52,791      $45,710       $39,286      $18,826       $11,684

Total assets                                                  91,497       89,712        64,337       47,264        40,469

Long-term debt                                                16,154       19,489        19,476        4,752         4,691

(1) Net income for the year ended January 31, 1994 includes a credit of $1,600,000 related to an accounting change for income taxes.

(2) Net income for the year ended January 31, 1993 includes an extraordinary credit of $1,115,000 related to the utilization of income tax benefits from net operating loss carry-forwards.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report. In addition, the Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in "Additional Factors That May Affect Future Results" in Item 1 of Part I of this Report, as well as other factors, have in the past and could in the future affect the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

     Results of Operations

     Seasonality
     -----------

Custom Chrome's net sales for its first two quarters of any particular fiscal year, are generally greater than the net sales for the balance of the year. This increase in net sales is due to a greater number of shippable orders placed by dealers in anticipation of, and during, the warm-weather months, which are the peak of the motorcycle riding season. Because the Company's markets are influenced by seasonal weather conditions, net sales generally decrease during the last two quarters of the fiscal year. This decrease has a significant impact on the Company's quarterly operating income during the last two quarters of the year because certain operating expenses remain relatively constant throughout the year. The Company attempts to mitigate this seasonality through various promotional efforts and incentives during the last two quarters.

     Year ended January 31, 1997 compared to year ended January 31, 1996

Net sales increased 15.6% to $108,557,000 for the year ended January 31, 1997 from $93,906,000 for the year ended January 31, 1996. This percentage increase compares to the prior year increase of 25.4% for the same period last year over net sales for the year ended January 31, 1995. Sales growth was the result of higher shipment levels to a broad base of customers in the United States. Sales growth to customers in the Eastern and Central United States was lower than the Company average primarily as a result of poor weather conditions in the first six months of the fiscal year. In addition, sales growth in overseas markets was significantly lower than the Company average, which management believes was attributable to the high value of the U. S. dollar and poor economic conditions in large markets such as Germany and Japan. Sales growth slowed in each succeeding quarter of the fiscal year. Management believes the slowing sales growth rate throughout the year was a result of slowing general market conditions which have continued into the new fiscal year and not a loss of market share to competitors.

Gross profit increased 11.7% to $43,723,000 for the year ended January 31, 1997 from $39,127,000 for the same period of last year. The increase over the prior year comparable amount was principally a result of higher shipment levels in the current year. Gross profit as a percentage of sales was 40.3% for the year ended January 31, 1997 compared with 41.7% last year. The decrease in gross profit as a percentage of sales for the current year, compared with last year, is the result of sales discounts and sales price decreases responding to price competition from smaller competitors. In addition, a large number of new parts sold were purchased from domestic manufacturers which carry lower gross margins than foreign produced products. As a result the overall percentage of sales of proprietary and foreign produced products, which traditionally have earned a higher than average gross margin, decreased and the overall percentage of sales and products manufactured by domestic manufacturers increased. Management continues to see these trends in the marketplace.

Selling general and administrative expenses increased 15% to $27,039,000 for the year ended January 31, 1997 from $23,522,000 in the last fiscal year. The increase over the prior year comparable amount was principally a result of higher compensation costs related to staff additions and higher advertising and promotion costs. These expenses as a percentage of sales were 24.9% for the year ended January 31, 1997 as compared to 25.0% for last year.

Product development expenses increased 4.3% to $1,723,000 from $1,652,000 in the last fiscal year. These expenses were 1.6% as a percentage of sales for the year ended January 31, 997 as compared with 1.8% for the same period last year. The increase in product development expenses in absolute amount resulted from higher compensation costs and the Company's continued focus on developing and introducing new proprietary products. Product development expenses were relatively consistent as a percentage of sales.

Interest expense increased 17% to $1,915,000 for the year ended January 31, 1997 from $1,637,000 in the last fiscal year. The increase in interest expense was principally due to higher average short-term borrowings to support the Company's higher inventory levels.

The Company's effective income tax rate was 39.7% for the year ended January 31, 1997 as compared with 35.7% for last fiscal year. The reduced interest rate in the prior fiscal year was principally due to the recognition of state income tax refunds from prior years as a result of filing amended tax returns with revised income allocation bases and tax benefits resulting from the Company's employment of a certain class of labor at its Louisville, Kentucky warehouse.

     Year ended January 31, 1996 compared to year ended January 31, 1995

Net sales increased 25.4% to $93,906,000 for the year ended January 31, 1996 from $74,904,000 for the same period of last year. Sales growth in the year was primarily the result of higher shipment levels to a broad base of the Company's dealers in the United States and overseas. Exceptionally strong sales growth was achieved in the European market as a result of increased marketing and strategic alliances with customers in that market.

Gross profit increased 23.9% to $39,127,000 for the year ended January 31, 1996 from $31,571,000 for the same period of last year. The increase over the prior year comparable amount was principally a result of higher shipment levels. Gross profit as a percentage of sales was 41.7% for the year ended January 31, 1996 compared with 42.1% last year. The decrease in gross profit as a percentage of sales for the current year, compared to last year, is the result of sales discounts and sales price decreases responding to price competition from smaller competitors in non-proprietary product lines.

Selling, general and administration expenses increased 25.8% to $23,522,000 for the year ended January 31, 1996. The increase over the prior year comparable amount were principally a result of higher compensation costs, related to staff additions to support the Company's growth and higher advertising and promotions costs, including freight incentives. These expenses as a percentage of sales were 25.0% for the year ended January 31, 1996 as compared to 25.0% for last year.

Product development expenses increased 7.6% to $1,652,000 for the year ended January 31, 1996 from $1,535,000 for last year. These expenses as a percentage of sales were 1.8% for the year ended January 31, 1996 compared with 2.0% for last year. The increase in product development expenses primarily resulted from higher compensation costs and the Company's intention to increase the introduction of new proprietary products.

Interest expense increased 133.5% to $1,637,000 for the year ended January 31, 1996 from $701,000 for last year. The increase in interest expenses related to the Company's issuance of $15,000,000 in 8.01% Senior Secured Notes to an insurance company in December 1994 and higher short-term borrowings in the second six months of the year to finance an increase in the Company's inventories.

The Company's effective income tax rate was 35.7% for the year ended January 31, 1996, as compared with 39.7% for last year. The reduced income tax rate in the current year was principally due to the recognition of state income tax refunds from prior years as the result of filing amended tax returns with revised income allocation bases and tax benefits resulting from the Company's employment of a certain class of labor at its Louisville, Kentucky warehouse.

     Liquidity and Capital Resources

The Company maintains a $15,000,000 working capital line of credit and a $10,000,000 foreign exchange facility which expires on June 30, 1997. The Company uses the working capital line of credit, which is subject to certain restrictions and covenants, for seasonal cash requirements, which typically peak during the Company's fourth fiscal quarter when inventories are increased in anticipation of sales in the first and second fiscal quarters. Borrowings under the working capital line of credit bear interest at the bank's prime rate (8.5% at January 31, 1997). Under the working capital line of credit, the bank will create short term fixed borrowings at the Company's request. At January 31, 1997 and 1996 the weighted average interest rate on short-term fixed borrowings was 6.7% and 7.0%, respectively. As of January 31, 1997, there were outstanding short-term fixed borrowings in the principal amount of $4,878,000. In addition, the Company was contingently liable under letters of credit in the amount of $468,000 at January 31, 1997.

On December 19, 1994, the Company issued $15,000,000 in Senior Secured Notes to a life insurance company, which are repayable, as to principal, in five annual payments in the years 1997 to 2001. The Notes carry an interest rate of 8.01% and are secured by substantially all of the assets of the Company. Proceeds from the issuance of the Notes are being used to support the Company's working capital requirements and other corporate purposes.

In the year ended January 31, 1997, the Company made capital expenditures of $3,601,000 primarily for a building expansion to its Louisville, Kentucky distribution location, tooling for new products, computer equipment and general office and warehouse equipment purchases.

Net cash provided by operating activities in the year ended January 31, 1997, was $9,523,000 compared with $19,792,000 used by operating activities in the prior year. The net cash provided by operations was the result of the Company's profitability, non cash charges to income and small increase in net working capital from the prior year.

Net cash provided by operating activities and funds provided by stock option exercises was used to repay short- and long-term borrowings.

The Company believes that cash flow from operations and funds from the working capital line of credit will be adequate to meet its capital and cash requirements at least through the next 12 months.


ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

See item 14(a) for an index to the consolidated financial statements and supplementary financial information which are attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding the directors of the Company, and their respective ages and positions as of April 30, 1996:

NAME                     POSITION(S) WITH THE COMPANY                   AGE
----                     ----------------------------                   ---

Ignatius J. Panzica...   Chairman of the Board of Directors;             53
                         Chief Executive Officer and President
James J. Kelly, Jr....   Director; Executive Vice President, Finance;    46
                         Chief Financial Officer; Secretary
Lionel M. Allan.......   Director                                        53
Joseph F. Keenan......   Director                                        56
Joseph Piazza.........   Director                                        62
R. Steven Fisk........   Senior Vice President, Purchasing, Product      46
                         Development and Operations
Daniel J. Stern.......   Senior Vice President, Sales and Marketing      38
Dennis B. Navarra.....   Vice President, Administration and Assistant    43
                         Secretary

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

JAMES J. KELLY, JR. has served as Executive Vice President, Finance of the Company since November 1995, Vice President, Finance and Chief Financial Officer of the Company since March 1992, Secretary of the Company since June 1992 and as a Director of the Company since July 1993. Prior to joining the Company in March 1992, Mr. Kelly served as Vice President, Finance and Chief Finance Officer of Canadian Marconi Company for eight years. Mr. Kelly is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants and the Financial Executives Institute.


LIONEL M. ALLAN has served as a director of the Company since June 1994. For more than five years, Mr. Allan has been President of Allan Advisors, Inc., a legal consulting firm. Mr. Allan has been a director and in the past Chairman of the Board of KTEH Public Television Channel 54, in San Jose, California, a director of Accom, Inc., a digital video systems company, and a director of Catalyst Semiconductor, Inc., a semiconductor company.

JOSEPH F. KEENAN has served as a Director of the Company since July 1993. Mr. Keenan is currently in private law practice in San Francisco, California. Previously, Mr. Keenan served as President and Chief Executive Officer of Data East U.S.A. Inc., a privately owned manufacturer of coin operated and home video electronic games, from 1989 to 1992. Previously, he was principal of Wilkes Bashford Ltd., a specialty retailer of clothing and accessories in Northern California. Mr. Keenan has also held the positions of President and Chief Executive Officer at Pizza Time Theater, Inc. and Atari, Inc.

JOSEPH PIAZZA has served as a Director of the Company since April 1996. From 1989 until October 1992, Mr. Piazza served as Executive Vice President of Lacy Diversified industries, a privately-owned holding company, which owns Rocky Cycle Co., a motorcycle parts and accessory distribution company. From 1975 to 1986, Mr. Piazza served as President and Chief Executive Officer of Rocky Cycle Co.

R. STEVEN FISK has served as Senior Vice President, Purchasing, Product Development and Operations since November 1995. Mr. Fisk joined the Company as Director of Purchasing in January 1986. In 1988, Mr. Fisk received additional responsibilities in the area of product development. Prior to joining the Company, Mr. Fisk spent 10 years in Taiwan managing the operations of Zodiac Enterprises Ltd., one of the Company's significant vendors.

DANIEL J. STERN has served as Senior Vice President, Sales and Marketing since November 1995. Mr. Stern joined the Company in June 1988, as a Senior Buyer in the Domestic Purchasing Department. Mr. Stern became Director of Sales and Marketing of the Company in February 1991. For three years prior to joining the Company, Mr Stern was General Manager of K&L Supply, a motorcycle parts and accessories company.

DENNIS B. NAVARRA has served as Vice President, Administration since November 1995. Before that, he served as Director of Administration since June 1991. Before that, he served in various senior management positions since joining the Company in May 1984. Mr. Navarra has also served as Assistant Secretary since August 1989. Prior to joining the Company, Mr. Navarra was employed as a senior auditor with KPMG Peat Marwick LLP.


REMUNERATION OF BOARD OF DIRECTORS

The Company currently pays all non-employee Board members of fee of $5,000 for each full fiscal quarter that they serve as a Board member and also reimburses such individuals for the expenses incurred in connection with their attendance at Board and Committee meetings. In addition, the Company's 1995 Stock Option Plan includes an automatic option grant program under which each individual who first becomes a non-employee Board member after September 30, 1994 will receive, at the time of his or her initial election or appointment to the Board, an automatic option grant to purchase 2,500 shares of Common Stock at an exercise price per share equal to 100% of the fair market value per share on the grant date. In addition, at each Annual Stockholders Meeting, each individual who is to continue to serve as a non-employee Board member after the Meeting will receive an additional option grant to purchase 2,500 shares of Common Stock. The initial 2,500 share grant will become exercisable for 25% of the option shares upon the optionee's completion of one year of Board service measured from the grant date and will become exercisable for the balance of the option shares in 36 equal and successive monthly installments upon the optionee's completion of each additional month of Board service thereafter. Each additional 2,500 share grant will vest upon the optionee's completion of one year of Board service measured from the grant date. However, each option will become immediately exercisable for all the option shares in the event the Company is acquired by merger or asset sale or there should occur a change in control of the Company, whether through a successful tender offer for more than 50% of the outstanding Common Stock or a change in the majority of the Board by one or more proxy contests. Each option will have a maximum term of 10 years, subject to earlier termination upon the optionee's cessation of Board service.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table sets forth the compensation earned by the Company's Chief Executive Officer and the Company's only other executive officer whose compensation for the year ended January 31, 1997 was at least $100,000 for services rendered in all capacities to the Company for each of the last three fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                                         Long Term
                                              Annual Compensation       Compensation
                                           --------------------------   ------------
                                                                          Number of
                                 Year                                     Securities
                                 Ended                                    Underlying      All Other
                              January 31,   Salary($)/1/     Bonus($)     Options(#)     Compensation
                              -----------   ------------     --------     ----------     ------------
Ignatius J. Panzica              1997         328,038        653,910        100,000        500/(2)/
  Chairman of the Board,         1996         337,550        614,805        100,000        500/(2)/
  Chief Executive Officer        1995         325,964        467,126        241,088        500/(2)/

James J. Kelly, Jr.              1997         134,189       5,293/(3)/      32,250         500/(2)/
  Director, Executive            1996         131,005       4,551/(3)/      32,250         500/(2)/
  Vice President, Finance        1995         135,511      12,676/(4)/      30,000         500/(2)/
  Secretary

/(1)/ Includes (i) salary deferral contributions made by the executive officer to the Company's 401(k) Plan and (ii) compensation for accrued vacation time not taken.

/(2)/ Represents matching contributions made by the Company on behalf of such executive officers to the Company's 401(k) Plan.

/(3)/ Represents forgiveness of interest accrued during calendar year 1995 and 1996 on a loan made to Mr. Kelly to the Company in June 1994. See "Certain Relationships and Related Transactions."

/(4)/ Includes forgiveness of interest accrued of $2,676 during calendar year 1994 on a loan made to Mr. Kelly by the Company in June 1994 and a cash bonus of $10,000, which was applied as payment toward the outstanding principal balance on the loan. See "Certain Relationships and Related Transactions."

OPTION GRANTS

The following table provides information with respect to the stock option grants made during the fiscal year ended January 31, 1997 to the Company's executive officers named in the Summary Compensation Table above. No stock appreciation rights were granted to these individuals during such fiscal year.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             Potential Realizable
                                                                                               Value at Assumed
                                                                                                    Annual
                                                                                                Rate of Stock
                                                                                              Price Appreciation
                                         Individual Grants                                     for Option Term
                         -----------------------------------------------------------   --------------------------------
                                          % of Total
                                           Options      Exercise
                                          Granted to    or Base
                          Options        Employees in   Price/(1)/     Expiration
Name                     Granted(#)      Fiscal Year     ($/sh)           Date           5 % ($)/(2)/    10 % ($)/(2)/
----------------------   ------------    -----------    --------    ----------------   ---------------   --------------
Ignatius J. Panzica      100,000/(3)/       29.5%        $18.13         09/12/06          $1,140,186       $2,889,455

James J. Kelly, Jr.       32,250/(4)/        9.5%        $18.13         09/12/06            $367,710         $931,849

/(1)/ The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income tax liability incurred by the optionee in connection with such exercise.

/(2)/ The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officer.

/(3)/ Such option will become exercisable for 100% of the option shares upon the optionee's completion of one year of service with the Company, measured from the September 12, 1996 grant date, however, the option will become immediately exercisable for all the option shares in the event the Company is acquired by a merger or asset sale, unless the option is assumed or replaced by the acquiring entity. The Compensation Committee also has the authority to provide for the automatic acceleration of such option in the event there is a hostile take-over of the Company, whether by successful tender offer for more than 50% of the Company's outstanding voting securities or contested election of Board membership. The option has a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of employment with the Company.

/(4)/ Such option will become exercisable for 25% of the option shares upon the optionee's completion of one year of service with the Company, measured from the September 12, 1996 grant date, and will become exercisable for the balance of the shares in 36 equal and successive monthly installments upon the optionee's completion of each additional month of service thereafter. However, the option will become immediately exercisable for all the option shares in the event the Company is acquired by a merger or asset sale, unless the option is assumed or replaced by the acquiring entity. The Compensation Committee also has the authority to provide for the automatic acceleration of such option in the event there is a hostile take-over of the Company, whether by successful tender offer for more than 50% of the Company's outstanding voting securities or contested election of Board membership. The option has a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of employment with the Company.

OPTION EXERCISES AND HOLDINGS

The table below sets forth information concerning the exercise of options during the fiscal year ended January 31, 1997 and unexercised options held as of the end of such year by the Company's executive officers named in the Summary Compensation Table. No stock appreciation rights were exercised during such fiscal year or outstanding as of the end of that fiscal year.



                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                                        Value of
                                                                             Number of                 Unexercised
                            Shares              Aggregate              Unexercised Options at          In-the-Money
                         Acquired On       Value Realized/(1)/               FY-End (#)            Options at FY-End/(2)/
Name                     Exercise (#)             $                   Exercisable/Unexercisable   Exercisable/Unexercisable
----------------------   ------------      -------------------        -------------------------   -------------------------

Ignatius J. Panzica        133,332             $1,176,317                   323,385/70,204            $227,339/$207,880

James J. Kelly, Jr.         14,081               156,799                    29,447/31,640             $ 44,565/$113,394

/(1)/ Value Realized is equal to the market price of the purchased shares at the time the option is exercised, less the aggregate exercise price paid for such shares. Value Realized does not take into account the federal and state income taxes payable by the individual in connection with the option exercise or the subsequent sale of the shares.

/(2)/ Market price at fiscal year end ($19.25) less exercise price. For purposes of this calculation, the fiscal year end market price of the shares is deemed to be the closing sale price of the Company's Common Stock as reported on the National Association of Securities Dealers Automated Quotations System on Wednesday, January 31, 1997.


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

James J. Kelly, Jr. entered into an employment agreement with the Company in March 1992, when he first joined the Company as Chief Financial Officer. Pursuant to that agreement, Mr. Kelly is entitled to minimum level of annual base salary, which as a result of periodic increases authorized by the Compensation Committee is at $130,000 effective March 1, 1996, plus a bonus of up to 20% of his base salary awarded in the sole discretion of the Compensation Committee.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The members of the Board of Directors, the executive officers of the Company and persons who hold more than ten percent (10%) of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, which requires such individuals to file reports with respect to their ownership of and transactions in the Company's securities. Officers, directors and greater than ten percent (10%) stockholders are required to furnish the Company with copies of all such report they file.

Based upon the copies of those reports furnished to the Company and written representations that no other reports were required to be filed, the Company believes that all reporting requirements under Section 16(a) for the year ended January 31, 1997 were met in a timely manner by each executive officer, Board member and greater than ten percent (10%) stockholder.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are Mr. Keenan and (since April 1996) Joseph Piazza. Neither Mr. Keenan nor Mr. Piazza was at any time during the year ended January 31, 1997 or at any other time an officer or employee of the Company. Tyrone Cruze, Sr. also served on the Compensation Committee during the year ended January 31, 1996 and also served as the Vice-Chairman of the Board during such fiscal year and served as President and Chief Executive Officer from 1975 to January 1991. Mr. Cruze resigned from the Board of Directors and from the Compensation Committee in March 1996.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of April 4, 1997 by (i) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (ii) each director, (iii) each executive officer of the Company named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                                                      Percent of Shares
Name and Address if Required, of Beneficial Owner         Shares Beneficially Owned   Beneficially Owned
-------------------------------------------------------   -------------------------   -------------------

     Ignatius J. Panzica (1)                                       492,629                   8.7%
          Custom Chrome, Inc.
          16100 Jacqueline Court
          Morgan Hill, CA 95037

     FMR Corp. (2)                                                 525,300                   9.9%
          82 Devonshire Street
          Boston, MA 02109

     State of Wisconsin Investment Board (3)                       470,300                   8.9%
          121 E. Wilson Street
          Madison, WI 53702

     Putnam Investment Management, Inc. (4)                        322,200                   6.1%
          One Post Office Square
          Boston, MA 02109

     T. Rowe Price Associates, Inc. (5)                            313,300                   5.7%
          100 East Pratt Street
          Baltimore, MD 21202

     The Prudential Insurance Company of America (6)               264,800                   5.0%
          751 Broad Street
          Newark, NJ 07102-3777

     James J. Kelly, Jr. (7)                                        39,664                      *

     Lionel M. Allan (8)                                            20,145                      *

     Joseph F. Keenan (9)                                            4,395                      *

     Joseph Piazza (10)                                                729                      *

All current directors and executive officers as
a group (8 persons) (1)(7)(8)(9)(10)                               557,562                   9.8%

*    Less than one percent (1%)
(1) Includes 341,096 shares issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of April 4, 1997.
(2) Based on schedule 13G dated February 11, 1997, filed by FMR Corp. ("FMR"). Represents shares beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR, as a result of its serving as an investment advisor to various investment accounts.
(3) Based on Schedule 13G/A dated January 24, 1997, filed by the State of Wisconsin Investment Board.
(4) Based on Schedule 13G/A dated January 30, 1997, filed by Putnam Investments, Inc. ("Putnam Investments"). Represents shares beneficially owned by subsidiaries of Putnam Investments as a result of such subsidiaries serving as investment advisors to various investment accounts.
(5) Based on Schedule 13G/A dated February 14, 1997, filed by T. Rowe Price Associates, Inc.
(6) Based on Schedule 13G dated February 5, 1997, filed by the Prudential Insurance Company of America ("Prudential"). Represents shares beneficially owned by subsidiaries and other affiliates of Prudential as a result of such entities serving as investment advisors to various investment accounts.
(7) Includes 37,651 shares issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days after April 4, 1997.
(8) Represents 20,145 shares issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days after April 4, 1997.
(9) Includes 1,895 shares issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days after April 4, 1997.
(10) Includes 729 shares issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days after April 4, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 11, 1994, the Company loaned James J. Kelly, Jr., the Executive Vice President, Finance, Chief Financial Officer, Secretary, and a Director of the Company, $100,000, at an annual interest rate of 5.64%, compounded annually. The loan was made for the sole purpose of assisting Mr. Kelly with the purchase of Mr. Kelly's principal residence in Morgan Hill, California, and the loan is secured by a Second Deed of Trust on such residence. The entire principal balance of the loan, together with all accrued and unpaid interest are due and payable on July 11, 2001. The Company agreed to forgive the interest accrued on the unpaid total balance on the loan as a yearly bonus at the end of each calendar year while the loan remained outstanding; in turn, 75% of the cash portion of any annual bonus received by Mr. Kelly was to be applied as payment toward the outstanding principal balance on the loan. During the year ended January 31, 1997 the largest amount outstanding under Mr. Kelly's loan was $25,000, and on April 15, 1996, Mr. Kelly repaid the entire remaining amount outstanding under the loan.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  1.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          The following Consolidated Financial Statements of Custom Chrome, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

                                                                                                     Page
                                                                                                     ----
              Independent Auditors' Report                                                           F-1

              Consolidated Balance Sheets - January 31, 1997 and 1996                                F-2

              Consolidated Statements of Operations - Years ended January 31, 1997, 1996 and
              1995                                                                                   F-3

              Consolidated Statements of Shareholders' Equity - Years ended January 31,1997,
              1996 and 1995                                                                          F-4

              Consolidated Statements of Cash Flows - Years ended January 31, 1997, 1996
               and 1995                                                                        F-5 & F-6

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

     (B)  REPORTS ON FORM 8-K

          Report on Form 8-K filed December 10, 1996 regarding Preferred Share Purchase Rights.

     (C)  EXHIBITS

          Exhibit
          Number    Exhibit
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

          10.65(4) Line of Credit Agreement between the Company and Bank of America N. T. & S. A.

          10.66(6) Lease between the Company and Allen Chrome Partners, dated April 14, 1994.

          10.67(6) Lease between the Company and H.L.M Properties dated February 18, 1994.

          10.68(7) Note Agreement between the Company and Connecticut Mutual Life Insurance Company, dated as of December 1, 1994.

          10.70(8)  1995 Stock Option Plan and form of stock option agreement.

          10.71(9) Amended and Restated Business Loan Agreement between the Company and Bank of America National Trust and Savings Association.

          10.72 Lease between Company and Primera Coppell Properties I, Ltd., dated December 3, 1996

          10.73 Lease between Company and Stone Mountain Industrial Park, Inc., dated February 11, 1997.

          11.1 Statement re Computation of Net Income per Common Share and Share Equivalent. Reference is made to page II-1 of this report.

          22.1(1)   Subsidiaries of the Company.

          23.1      Consent of Independent Auditors

          24.1 Power of Attorney. Reference is made to page 27 of this Report.

          27.1      Financial Data Schedule.
________________________________

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

(3) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-19540) filed with the Securities and Exchange Commission on April 30, 1992.

(4) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-3 (File No. 33-65112) declared effective by the Securities and Exchange Commission on July 22, 1993.

(5) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-19540) filed with the Securities and Exchange Commission on April 30, 1993.

(6) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-19540) filed with the Securities and Exchange Commission on April 28, 1994.

(7) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-19540) filed with the Securities and Exchange Commission on April 28, 1995.

(8) Incorporated by reference from an exhibit filed with the Company's Registration Statement of Form S-8 (File No. 33-80095) filed with the Securities and Exchange Commission on December 6, 1995.

(9) Incorporated by reference from an exhibit filed with the Company's amended Annual Report on Form 10-K/A (File No. 0-19540) filed with the Securities and Exchange Commission on May 30, 1996.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MORGAN HILL, CALIFORNIA ON THIS 30TH DAY OF APRIL, 1997.


     CUSTOM CHROME, INC.



     By  /S/ IGNATIUS J. PANZICA
         ----------------------------
         Ignatius J. Panzica
         Chairman, President and
         Chief Executive Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ignatius J. Panzica and James J. Kelly, Jr. and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES
INDICATED:

Name                             Title                                Date
----                             -----                                ----


 /S/ IGNATIUS J. PANZICA  Chairman, President,Chief Executive     April 30, 1997
------------------------  Officer and Director (Principal
(Ignatius J. Panzica)     Executive Officer)



 /S/ JAMES J. KELLY, JR.  Executive Vice President, Finance and   April 30, 1997
------------------------  Chief Financial Officer and Director
(James J. Kelly, Jr.)     (Principal Financial and Accounting
                          Officer)


 /S/ JOSEPH F. KEENAN     Director                                April 30, 1997
------------------------
(Joseph F. Keenan)



 /S/ LIONEL M. ALLAN      Director                                April 30, 1997
------------------------
(Lionel M. Allan)



 /S/ JOSEPH PIAZZA        Director                                April 30, 1997
------------------------
(Joseph Piazza)

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Custom Chrome, Inc.


We have audited the consolidated financial statements of Custom Chrome, Inc. and subsidiaries, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Custom Chrome, Inc. and subsidiaries as of January 31, 1997, and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   KPMG PEAT MARWICK LLP



San Jose, California
March 21, 1997

                              CUSTOM CHROME, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                        January 31,
                                                     1997        1996
                                                    -------   -----------
ASSETS

Current assets:
  Cash and cash equivalents......................   $    40       $   312
  Accounts receivable, net.......................    11,349         9,529
  Merchandise inventories........................    49,522        51,165
  Deferred income taxes..........................     1,334         2,115
  Prepaid income taxes...........................     2,378         1,709
  Deposits and prepaid expenses..................     2,851         2,564
                                                    -------       -------

     Total current assets........................    67,474        67,394

Property and equipment, net......................    15,802        14,066
Other assets.....................................     8,221         8,252
                                                    -------       -------

                                                    $91,497       $89,712
                                                    =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
    capital lease obligations....................   $ 3,293       $   263
  Bank borrowings................................     4,878        14,766
  Accounts payable...............................     4,600         4,587
  Accrued expenses and other liabilities.........     1,912         2,068
                                                    -------       -------

     Total current liabilities...................    14,683        21,684

Long-term debt and capital lease obligations.....    16,154        19,489
Deferred income taxes............................       817           567

Shareholders' equity:
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,290,189 and 5,090,385
    shares issued and outstanding................         5             5
  Additional paid-in capital.....................    31,760        27,761
  Retained earnings..............................    28,078        20,206
                                                    -------       -------

     Total shareholders' equity..................    59,843        47,972

Commitments and contingencies
                                                    -------       -------
                                                    $91,497       $89,712
                                                    =======       =======

See accompanying notes to consolidated financial statements.

                              CUSTOM CHROME, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Year ended
                                                      January 31,

                                           ----------------------------------
                                              1997         1996        1995
                                           ---------    ---------   ---------

Sales, net............................     $108,557       $93,906   $74,904
Cost of sales.........................       64,834        54,779    43,333
                                             ------        ------    ------

      Gross profit....................       43,723        39,127    31,571

Operating expenses:
  Selling, general & administrative...       27,039        23,522    18,695
  Product development.................        1,723         1,652     1,535
                                             ------        ------    ------

                                             28,762        25,174    20,230
                                             ------        ------    ------

      Operating income................       14,961        13,953    11,341

Interest expense................              1,915         1,637       701
                                             ------        ------    ------

      Income before income taxes......       13,046        12,316    10,640

Income taxes....................              5,174         4,395     4,224
                                              -----         -----     -----

      Net income                             $7,872       $ 7,921    $6,416
                                             ======       =======    ======


Net income per share                        $  1.48      $   1.52   $  1.27
                                             ======       =======    ======


Weighted average shares outstanding           5,327         5,209     5,053
                                             ======       =======    ======

See accompanying notes to consolidated financial statements.

                              CUSTOM CHROME, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)



                                    Common Stock            Additional
                                    ------------             paid-in   Retained
                                       Shares      Amount    capital   earnings    Total
                                    ------------   -------   -------   --------   -------

Balance as of January 31, 1994...          4,855         5    25,860      5,869    31,734

Exercise of stock options........            146        --       423         --       423

Net income.......................             --        --        --      6,416     6,416
                                           -----   -------   -------    -------   -------

Balance as of January 31, 1995...          5,001         5    26,283     12,285    38,573

Exercise of stock options........             89        --     1,478         --     1,478

Net income.......................             --        --        --      7,921     7,921
                                           -----   -------   -------    -------   -------

Balance as of January 31, 1996...          5,090        $5   $27,761    $20,206   $47,972
                                           -----   -------   -------    -------   -------

Exercise of stock options........            200        --     3,999         --     3,999

Net income.......................             --        --        --      7,872     7,872
                                           -----   -------   -------    -------   -------

Balance as of January 31, 1997...          5,290        $5   $31,760    $28,078   $59,843
                                           =====   =======   =======    =======   =======

See accompanying notes to consolidated financial statements.

                              CUSTOM CHROME, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                          Year ended
                                                                          January 31,
                                                             -----------------------------------
                                                               1997        1996           1995
                                                               ----        ----           ----
Cash flows from operating activities:
  Net income..............................................   $ 7,872    $  7,921        $ 6,416
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Depreciation and amortization.........................     1,896       1,612          1,561
    Deferred income taxes.................................     1,031        (749)         1,352
    Changes in items affecting operations:
      Accounts receivable.................................    (1,820)     (1,221)        (2,311)
      Merchandise inventories.............................     1,643     (26,923)        (4,039)
      Deposits and prepaid expenses.......................      (956)     (2,021)          (840)
      Accounts payable, accrued expenses and
       other liabilities..................................      (143)      1,589            542
                                                             -------    --------        -------
       Net cash provided (used) by operating activities...     9,523     (19,792)         2,681
                                                             -------    --------        -------

Cash flows from investing activities:
  Additions to property and equipment.....................    (3,601)     (4,659)        (3,331)
                                                             -------    --------        -------

Cash flows from financing activities:
  Bank borrowings, net....................................    (9,888)     14,366         (5,536)
  Issuance of long-term debt..............................       375         276         15,000
  Repayment of long-term debt
  and capital lease obligations...........................      (680)       (314)          (280)
  Issuance of common stock................................     3,999       1,478            423
                                                             -------    --------        -------

     Net cash provided (used) by financing
  activities..............................................    (6,194)     15,806          9,607
                                                             -------    --------        -------

     Net change in cash and cash equivalents..............      (272)     (8,645)         8,957

  Cash and cash equivalents at beginning of year..........       312       8,957             --
                                                             -------    --------        -------

  Cash and cash equivalents at end of year................   $    40    $    312        $ 8,957
                                                             =======    ========        =======

Supplemental disclosures:

  Cash paid during the year:

    Interest..............................................   $ 2,110    $  1,758        $   754
                                                             =======    ========        =======

    Income taxes..........................................   $ 4,493    $  5,148        $ 4,395
                                                             =======    ========        =======

  Noncash investing and financing activities:

    Equipment acquired under capital leases...............   $   375    $     --        $    --
                                                             =======    ========        =======

See accompanying notes to consolidated financial statements.

                              CUSTOM CHROME, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Custom Chrome, Inc. (Custom Chrome or the Company) is engaged in the development, manufacture, and wholesale distribution of aftermarket parts and accessories for Harley-Davidson motorcycles.

   The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

   (a) Cash and cash equivalents

       The Company considers all highly liquid investment with original maturities of 3 months or less to be cash equivalents.

   (b) Revenue Recognition

       The Company recognizes revenue when products are shipped. Export sales represented 19%, 20%, and 17% of net sales for the years ended January 31, 1997, 1996 and 1995, respectively.

   (c) Merchandise Inventories

       Merchandise inventories are stated at the lower of first-in, first-out cost or market. The Company continually evaluates and adjusts the overhead components of inventory, as necessary.

   (d) Advertising

       The Company expenses the costs of advertising the first time the advertising takes place except for direct response advertising which is capitalized and amortized over periods not exceeding one year.

   (e) Property and Equipment

       Property and equipment are stated at cost less accumulated depreciation. Assets under capital leases are stated at the present value of minimum lease payments at the inception of the lease. Depreciation is provided over the estimated useful lives of the respective assets, generally 5 to 30 years, on a straight-line basis. Amortization of assets under capital leases and leasehold improvements is calculated using the straight line method over the lesser of the estimated useful life of the asset or the term of the respective leases.

   (f) Other Assets

       Other assets consist primarily of goodwill arising from the application of purchase accounting. Goodwill is amortized on a straight-line basis over its estimated useful life not to exceed 40 years. Management assesses the carrying value of other assets annually by reference to the operating performance and projected future cash flows.

   (g) Impairment of Long-Lived Assets

       In the current year, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Upon adoption, the Company identified no long-lived assets or identifiable intangibles which were impaired.

   (h) Income Taxes

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (i) Per Share Data

       Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options.

   (j) Stock Option and Stock Purchase Plan Accounting

       Prior to February 1, 1996, the Company accounted for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, together with its related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 1, 1996 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits the Company to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows the Company to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for stock option grants and stock purchase plan purchases made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 was applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

   (k) Treasury Stock

       Treasury stock is reported at par value and constructively retired. The excess of fair value over par value is first charged to paid-in-capital, if any, and then to retained earnings.

   (l) Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  ACCOUNTS RECEIVABLE
                                                                January 31,
                                                               -------------
                                                             1997            1996
                                                             ----            ----
                                                               (in thousands)
 Trade accounts receivable..............                  $11,852         $ 9,809
 Less allowance for doubtful accounts...                      503             280
                                                          -------         -------
                                                          $11,349         $ 9,529
                                                          =======         =======

(3)  PROPERTY AND EQUIPMENT
                                                                January 31,
                                                               -------------
                                                             1997            1996
                                                             ----            ----
                                                               (in thousands)
 Land...................................                    1,402         $ 1,392
 Buildings and improvements.............                    9,764           8,192
 Machinery and equipment................                   11,357          10,264
 Vehicles...............................                    1,255           1,906
                                                          -------         -------
                                                           23,778          21,754
 Less accumulated depreciation..........                    7,976           7,688
                                                          -------         -------
                                                          $15,802         $14,066
                                                          =======         =======

(4)  OTHER ASSETS
                                                                January 31,
                                                               -------------
                                                            1997            1996
                                                            ----            ----
                                                               (in thousands)
     Goodwill........................                      $9,679          $9,656
     Other...........................                         282              43
                                                           ------          ------
                                                            9,961           9,699
     Less accumulated amortization...                       1,740           1,447
                                                           ------          ------
                                                           $8,221          $8,252
                                                           ======          ======

(5)  BANK BORROWINGS

     The Company has a $15 million working capital line of credit, and a $10 million foreign exchange facility with its bank. The lines of credit are secured by the assets of the Company and expire in June 1997. Borrowings bear interest, payable monthly, at the bank's prime reference rate or at the Company's option at short term fixed interest rates which were 8.25% and 6.50%, respectively.

     The credit agreement covering the working capital line contains covenants, including the maintenance of a minimum current ratio, cash flow coverage ratio, interest coverage ratio, tangible net worth and profitability, maximum debt to tangible net worth ratio. As of January 31, 1997, the Company was in compliance with such covenants.

     As of January 31, 1997, the Company was contingently liable for issued and open letters of credit to foreign vendors aggregating approximately $468,000.

     In order to hedge future commitments, the Company enters into contracts with its bank to buy foreign currencies at fixed forward exchange rates. As of January 31, 1997 there were approximately $230,000 in foreign currency contracts outstanding.


(6)  ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                January 31,
                                                               -------------
                                                             1997            1996
                                                             ----            ----
                                                               (in thousands)
 Payroll-related expenses........................          $1,086          $1,383
 Other...........................................             826             685
                                                           ------          ------
                                                           $1,912          $2,068
                                                           ======          ======

(7)  LONG-TERM DEBT
                                                                January 31,
                                                               -------------
                                                             1997            1996
                                                             ----            ----
                                                               (in thousands)
 8.01% senior secured notes, due in five equal
 payments on December 15, 1997 through 2001......         $15,000         $15,000

 7.31% mortgage loan, payable in semi-annual
 installments of $100,153 through June 2011......           2,904           3,013

 10.625% mortgage loan, payable in monthly
 installments; remaining principal balance of
 approximately $1.2 million due in March 1999....           1,217           1,239

 Capital lease obligations and other.............             326             500
                                                          -------         -------

 Long-term debt..................................          19,447          19,752
 Less current maturities.........................           3,293             263
                                                          -------         -------

 Long-term debt, excluding current maturities....         $16,154         $19,489
                                                          =======         =======

   The aggregate maturities of long-term debt for the years subsequent to January 31, 1998 are as follows: 1999, $3,302,000; 2000, $4,433,000; 2001,
   $3,286,000; 2002, $3,230,000; thereafter $1,903,000.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

   Except for long term debt, the amounts recorded for financial instruments in the Company's consolidated financial statements approximate fair value as defined in Financial Accounting Standards Board Statement No. 107. The fair value of long term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for debt instruments of comparable maturities by the Company's bankers. At January 31, 1997 and 1996 the fair value of long term debt exceeded the amounts recorded in the Company's consolidated financial statements by approximately $390,000 and $325,000, respectively.




(9)  INCOME TAXES

   Income tax expense consists of:           Current   Deferred      Total
                                             -------   --------      -----
                                                     (in thousands)
   Year ended January 31, 1997
          Federal....................         $3,412     $  803     $4,215
          State and local............            731        228        959
                                              ------     ------     ------
                                              $4,143     $1,031     $5,174
                                              ======     ======     ======
   Year ended January 31, 1996:
          Federal....................         $4,631     $ (520)    $4,111
          State and local............            513       (229)       284
                                              ------     ------     ------
                                              $5,144     $ (749)    $4,395
                                              ======     ======     ======
   Year ended January 31, 1995:
          Federal....................         $2,347     $  903     $3,250
          State and local............            525        449        974
                                              ------     ------     ------
                                              $2,872     $1,352     $4,224
                                              ======     ======     ======

   Included in current income tax expense for the years ended January 31, 1997, 1996 and 1995, is the effect of compensation expense for tax purposes in excess of amounts reported for financial statement purposes of $709,000, 369,000, and $342,000, respectively.

   Income tax expense for the years ended January 31, 1997, 1996, and 1995, differed from the amounts computed by applying the Federal income tax rate of 35% to pretax income as a result of the following:

                                                                1997      1996      1995
                                                                ----      ----      ----
                                                                    (in thousands)
   Computed "expected" tax expense.........................   $4,566    $4,311    $3,724

   Increase (reduction) in income taxes resulting
   from:
       State and local taxes, net of federal tax benefit...      636       158       701
       Amortization of goodwill............................      104        96        74
       Effect of graduated income tax rate.................     (100)     (100)     (100)
       Effect of foreign net operating loss carryforward...     (101)
       Other, net..........................................       69       (70)     (175)
                                                              ------    ------    ------
                                                              $5,174    $4,395    $4,224
                                                              ======    ======    ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                    January 31,
                                                                                   -------------
                                                                                 1997          1996
                                                                                 ----          ----
                                                                                   (in thousands)
   Deferred tax assets:
     Accounts receivable, principally due to
        allowance for doubtful accounts.....................................      209           120
     Inventories, principally due to additional costs inventoried for tax
        purposes in excess of amounts for financial reporting purposes......      513         1,913
     Bonuses and compensated absences, principally due to accrual
        for financial reporting purposes....................................      337            90
     State income taxes.....................................................      171           308
     Accrued liabilities and other deferred assets..........................       11            69
     Foreign net operating loss carryforwards...............................      105            --
     State enterprise zone credit carry forwards............................       37            46
                                                                               ------        ------

     Total deferred tax assets..............................................    1,383         2,546
                                                                               ------        ------

   Deferred tax liabilities:
     Plant and equipment, principally due to differences in depreciation....     (668)         (613)
     State income taxes.....................................................     (198)         (385)
                                                                               ------        ------

   Total deferred tax liabilities...........................................     (866)         (998)
                                                                               ------        ------

   Net deferred tax assets..................................................   $  517        $1,548
                                                                               ======        ======

   Based on the Company's historical operating earnings, management believes it is more likely than not that the Company will realize the benefit of the deferred income tax asset recorded, and accordingly, has established no valuation allowance. Certain factors beyond management's control can affect future levels of taxable income, and therefore, no assurances can be given that sufficient taxable income will be generated to fully realize recorded tax benefits.

   In March 1996 the Company received a Notice of Deficiency from the Internal Revenue Service (IRS) arising out of an examination of its income tax returns for the years ended January 31, 1992, 1993 and 1994. The Notice asserted that the Company had underpaid its income taxes in those years by approximately $4.3 million due to the IRS disallowance of deductions primarily for compensation related issues. In February 1997 the Company received another Notice of Deficiency related to the same compensation related issues in its tax returns for the years ended January 31, 1995 and 1996. This Notice asserted that the Company had underpaid its income taxes in those years by $1.3 million due to additional disallowance of deductions. Based on the advice of outside tax counsel, the Company has petitioned the U. S. Tax Court for a redetermination of these alleged deficiencies citing numerous errors in the IRS's allegations. In addition the Company has asserted that it is due additional tax deductions totaling at least $3.1 million in the tax period which was examined. While the outcome of this matter cannot be predicted with certainty, management believes, based on their review and the opinion of outside experts, that any liability resulting from this proceeding is not reasonably likely to have a material effect on the Company's liquidity, financial condition or results of operations.

(10)   SHAREHOLDERS' EQUITY

   (a) Common Stock

       The Company has reserved an aggregate of 1,530,000 shares of common stock for issuance under its 1991 and 1995 Stock Option Plans. Under these plans, the Company may issue options to purchase shares of common stock to eligible employees, officers, directors, independent contractors and consultants at prices determined by the Board of Directors on the grant date. Options can be granted for terms of up to ten years and vesting will be set by the Board of Directors.

       Details of stock option activity under these plans are as follows:

                                                  Weighted-   Weighted-                     Weighted-average
                                                   average     average         Options       Fair Value of
                                  Options          Exercise   Grant Date     Exercisable    Options Granted
                                 Outstanding        Price     Fair Value*    at Year End      During Year
                                 -----------      ---------   -----------   -------------   ----------------
       January 31, 1995..........    546,435       $ 15.900                      N/A             $ N/A
                                                                                 ===             =====
           Granted...............    310,000         19.105       $  7.692
                                                                  ========
           Exercised.............    (89,079)        12.451
           Canceled or expired...    (11,197)        17.570
                                    --------

       January 31, 1996..........    756,159         17.596                     247,956             $7.692
                                                                                =======             ======
           Granted...............    360,365         18.367        $  7.312
                                                                   ========
           Exercised.............   (199,804)        16.369
           Canceled or expired...    (53,490)        19.625
                                    --------

       January 31, 1997..........    863,230         18.076                     328,613             $7.312
                                    ========                                    =======             ======

       Shares available for future grant            130,046
                                                   ========

       * Fair value assumptions:

                       BLACK-SCHOLES OPTION-PRICING MODEL

                             Weighted-
                              average         Average                    Dividend
                          Risk Free Rate    Expected Life   Volatility     Yield
                          ---------------   -------------   ----------   --------
           1996.......         6.79%            3.00           50%          0%
           1997.......         6.31%            3.00           50%          0%

       The following table summarizes information about the Company's stock options outstanding at January 31, 1997:

                                                 Options Outstanding                         Options Exercisable
                            ----------------------------------------------------------   ----------------------------
                                                        Weighted-
                                  Number                average           Weighted-        Number        Weighted-
                                Outstanding            Remaining           average       Exercisable      average
                                at 1/31/97         Contractual Life     Exercise Price   at 1/31/97    Exercise Price
                            -------------------   -------------------   --------------   -----------   --------------
       $10.00............                 3,645          5.39            $10.000            3,645          $10.000
       $11.25 - $16.00...               111,468          7.35             13.516           28,234           13.491
       $18.13 - $26.25...               748,117          8.49             18.795          296,734           19.192
                                        -------                                           -------
       $7.00 - $26.25....               863,230          8.33             $18.076         328,613          $18.600
                                        =======                                           =======

          The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the Company's shareholders in September, 1996. A total of 150,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan is administered by the Board of Directors. The Purchase Plan permits eligible employees, as defined, to purchase common stock through payroll deductions, which may not exceed 15% of the employee's base compensation. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock on (i) the first day of the offering period; or (ii) the last day of the offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. In March 1997 employees purchased 8,280 shares under this plan.

          The Company applies APB Opinion No. 25 in accounting for its various stock option plans and Employee Stock Purchase Plan (the "stock plans"). Accordingly, no compensation cost has been recognized for the stock plans. However, if the Company had determined compensation costs pursuant to SFAS No. 123 for its stock plans, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the years noted:

                                                        1997     1996
                                                       ------   ------
               Net income.............   As reported   $7,872   $7,921
                                                       ======   ======
                                         Pro Forma     $7,132   $7,484
                                                       ======   ======

               Net income per share...   As reported   $ 1.48   $ 1.52
                                                       ======   ======
                                         Pro Forma     $ 1.34   $ 1.44
                                                       ======   ======

          Pro forma net income reflects only options granted in 1997 and 1996. Therefore the full impact of calculating compensation cost for the Company's stock option plans under SFAS No. 123 is not reflected in the pro forma net income amounts presented above as compensation cost is reflected over a stock options' vesting period and compensation cost for options granted prior to February 1, 1995 is not considered.

          In October 1996 the Board of Directors authorized the repurchase of up to 300,000 common shares of the Company in the open market. Subsequent to year end the Company repurchased 236,000 common shares for $3,020,000.

   (b)    Preferred Stock

          The Company has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of the shares, including dividend rights, voting rights, terms of redemption and liquidation preferences. There are no shares of preferred stock outstanding.

   (c)    Preferred Share Purchase Rights

          In November 1996 the Board of Directors declared a dividend distribution on November 13, 1996 of one Preferred Shares Purchase Right on each outstanding share of the Company's Common Stock. Each Right will entitle stockholders to buy 1/1000th share of the Company's Series A Participating Preferred Stock at an exercise price of $80.00. The Board of Directors has initially reserved 100,000 shares for issuance upon exercise of the Rights. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock.

          If, prior to redemption of the Rights, a person or group acquires 15% or more of the Company's Common Stock, each Right not owned by a holder of 15% or more of the Common Stock will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. If, after the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock, the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination transaction, the acquiring person must assume the obligations under the Rights and the Rights will become exercisable to acquire Common Stock of the acquiring person at the discounted price. At any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

(11) COMMITMENTS AND CONTINGENCIES

   (a)    Bonus Agreements

          The Company has an agreement with the Chairman, President and Chief Executive Officer which provides for a bonus ranging from 3 to 5% of operating income before nonrecurring charges. The agreement terminates when $6,093,000 has been paid or the officer resigns or is terminated for cause. As of January 31, 1997, $3,127,000 remains to be paid or accrued under this agreement.

          The Company also has a bonus agreement with a consultant which provides for annual payments based upon defined operating results up to a limit of $2,031,000. As of January 31, 1997, $1,546,000 remains to be paid or accrued under this agreement.

          Both of these agreements provide for a lump-sum payment, less amounts already paid, in the event that the Company sells all or substantially all of its assets.

   (b)    Operating Leases

          The Company leases certain facilities and equipment under noncancelable operating leases. Certain facilities leases include renewal options and rent escalation clauses to reflect changes in price indices, real estate taxes and maintenance costs. Future minimum lease payments are as follows:

               Year ending January 31,                 (in thousands)
               -----------------------                 --------------
               1998..............................         $ 1,742
               1999..............................         $ 1,737
               2000..............................         $ 1,604
               2001..............................         $ 1,298
               2002..............................         $ 1,195
               Thereafter........................         $ 2,606
                                                          -------
               Total minimum lease commitments...         $10,182
                                                          =======

          Rental expense under operating leases for the years ended January 31, 1997, 1996 and 1995 was $1,150,000, $1,183,000 and $721,000,
          respectively.

   (c)    Litigation

          The Company is involved in potential claims or legal actions arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(12) UNAUDITED QUARTERLY FINANCIAL DATA


                                               1997
                                               ----
                                        Three months ended
                                        ------------------
                                          (in thousands)

                          April 30      July 31   October 31   January 31
                          --------   ----------   ----------   ----------

Sales, net.............    $30,627      $30,357      $26,193      $21,380
                           -------      -------      -------      -------
Gross profit...........     12,992       12,224       10,454        8,053
                           -------      -------      -------      -------
Operating income.......      5,668        5,021        3,104        1,168
                           -------      -------      -------      -------
Net income.............    $ 3,008      $ 2,776      $ 1,574      $   514
                           =======      =======      =======      =======

Net income per share...    $  0.58      $  0.52      $  0.30      $  0.10
                           =======      =======      =======      =======


                                                1996
                                                ----
                                         Three months ended
                                         ------------------
                                           (in thousands)

                          April 30      July 31   October 31   January 31
                          --------      -------   ----------   ----------

Sales, net.............    $24,493      $25,951      $23,574      $19,888
                           -------      -------      -------      -------
Gross profit...........     10,529       10,959        9,609        8,030
                           -------      -------      -------      -------
Operating income.......      4,539        4,263        2,888        2,263
                           -------      -------      -------      -------
Net income.............    $ 2,545      $ 2,632      $ 1,554      $ 1,190
                           =======      =======      =======      =======

Net income per share...    $  0.50      $  0.51      $  0.30      $  0.23
                           =======      =======      =======      =======


                                  SCHEDULE II

                              CUSTOM CHROME, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                         Balance    Additions                Balance
                                                           at       Charged to                 at
                                                        Beginning    Costs &                 End of
                                                        of Period   Expenses   Deductions    Period
                                                        ---------   --------   -----------   -------


Year ended January 31, 1995
 Allowance for doubtful
 accounts............................................      $  245       $ 70       $40 (1)    $  275
                                                           ======       ====       ======     ======

 Accumulated amortization of
 other assets........................................      $  947       $217       $  ---     $1,164
                                                           ======       ====       ======     ======

Year ended January 31, 1996
 Allowance for doubtful
 accounts............................................      $  275       $ 75       $70 (1)    $  280
                                                           ======       ====       ======     ======

 Accumulated amortization of
 other assets........................................      $1,164       $283       $  ---     $1,447
                                                           ======       ====       =======     ======

Year ended January 31, 1997
 Allowance for doubtful
 accounts............................................      $  280       $260       $37 (1)    $  503
                                                           ======       ====       ======     ======

 Accumulated amortization of
 other assets........................................      $1,447       $293       $          $1,740
                                                           ======       ====       ======     ======

------------------------------------------

(1)  Specific accounts written off.

                                  EXHIBIT 11.1
                 STATEMENT RE COMPUTATION OF EARNINGS PER SHARE

                                             Year Ended         Year Ended         Year Ended
                                          January 31, 1997   January 31, 1996   January 31, 1995
                                          ----------------   ----------------   ----------------
Net income.............................         $7,872,000         $7,921,000         $6,416,000
                                                ==========         ==========         ==========

Weighted average shares outstanding:

Common stock...........................          5,290,000          5,090,000          5,001,000

Common stock equivalents...............             37,000            119,000             52,000
                                                ----------         ----------         ----------

Weighted average shares
   outstanding.........................          5,327,000          5,209,000          5,053,000
                                                ==========         ==========         ==========

Net income per share                                 $1.48              $1.52              $1.27
                                                     =====              =====              =====

                                      II-1

                                                                        EXHIBITS

          Exhibit
          Number    Exhibit
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

          10.5(2) Form of Non-Statutory Stock Option Agreement for automatic option grants made under the Restated Stock Option Plan.

          10.6(1) Form of Employment or Association Agreement for Assignment of Inventions and Confidentiality of Company Information.

          10.7(1)   Form of Director's Indemnification Agreement.

          Exhibit
          Number    Exhibit
          ------    -------
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

          10.65(4)  Line of Credit Agreement between the Company and Bank of
                    America N. T. & S. A.

          10.66(6)  Lease between the Company and Allen Chrome Partners, dated
                    April 14, 1994.

          10.67(6)  Lease between the Company and H.L.M Properties dated
                    February 18, 1994.

          10.68(7)  Note Agreement between the Company and Connecticut Mutual
                    Life Insurance Company, dated as of December 1, 1994.

          10.70(8)  1995 Stock Option Plan and form of stock option agreement.

          Exhibit
          Number    Exhibit
          ------    -------
          10.71(9)  Amended and Restated Business Loan Agreement between the
                    Company and Bank of America National Trust and Savings
                    Association.

          10.72     Lease between Company and Primera Coppell Properties I,
                    Ltd., dated December 3, 1996

          10.73     Lease between Company and Stone Mountain Industrial Park,
                    Inc., dated February 11, 1997.

          11.1      Statement re Computation of Net Income per Common Share and
                    Share Equivalent. Reference is made to page II-1 of this report.

          22.1(1)   Subsidiaries of the Company.

          23.1      Consent of Independent Auditors

          24.1 Power of Attorney. Reference is made to page 27 of this Report.

          27.1      Financial Data Schedule.
________________________________

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

(3)  Incorporated by reference from an exhibit filed with the Company's Annual
     Report on Form 10-K (File No. 0-19540) filed with the Securities and
     Exchange Commission on April 30, 1992.

(4)  Incorporated by reference from an exhibit filed with the Company's
     Registration Statement on Form S-3 (File No. 33-65112) declared effective by the Securities and Exchange Commission on July 22, 1993.

(5)  Incorporated by reference from an exhibit filed with the Company's Annual
     Report on Form 10-K (File No. 0-19540) filed with the Securities and
     Exchange Commission on April 30, 1993.

(6)  Incorporated by reference from an exhibit filed with the Company's Annual
     Report on Form 10-K (File No. 0-19540) filed with the Securities and
     Exchange Commission on April 28, 1994.

(7)  Incorporated by reference from an exhibit filed with the Company's Annual
     Report on Form 10-K (File No. 0-19540) filed with the Securities and
     Exchange Commission on April 28, 1995.

(8)  Incorporated by reference from an exhibit filed with the Company's
     Registration Statement of Form S-8 (File No. 33-80095) filed with the
     Securities and Exchange Commission on December 6, 1995.

(9)  Incorporated by reference from an exhibit filed with the Company's amended
     Annual Report on Form 10-K/A (File No. 0-19540) filed with the Securities and Exchange Commission on May 30, 1996.