Form 10-Q
period 1997-04-30
CUSTOM CHROME INC /DE
filed 1997-06-16
CIK 879360

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997
                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

                        Commission File Number  0-19540
                                               ---------

                              CUSTOM CHROME, INC.
--------------------------------------------------------------------------------
             (Exact name or registrant as specified in its charter)

          Delaware                                      94-171638
-------------------------------------------------------------------------------
(State or other jurisdiction or                 IRS Employer Identification
  incorporation or organization)

     16100 Jacqueline Court, Morgan Hill, California          95037
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number including area code    408-778-0500
                                                 -------------------------------

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

Yes       X     .   No            .
     -----------       -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
               Class                                    April 30, 1997
               -----                                    --------------

          Common Stock, $.001 par value                    5,037,755

                              CUSTOM CHROME, INC.

                                   FORM 10-Q
                FOR THE THREE-MONTH PERIOD ENDED APRIL 30, 1997



PART I.            FINANCIAL INFORMATION                               PAGE NO.
-------            ---------------------                               --------

     Item 1.       Condensed Consolidated Financial Statements

                   Consolidated Balance Sheets at
                   April 30, 1997 and January 31, 1997                    3

                   Consolidated Statements of Operations for the
                   three month periods ended April 30, 1997 and 1996      4

                   Consolidated Statements of Cash Flows for the
                   three month periods ended April 30, 1997 and 1996      5

                   Note to Condensed Consolidated Financial Statements    6

     Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    7

PART II.           OTHER INFORMATION

     Item 6.       Exhibits and Reports on Form 8-K                      12

     Signature                                                           13

     Exhibit 11    Statement Regarding Computation of Earnings Per Share 14

     Exhibit 27    Financial Data Schedule                               15

                              CUSTOM CHROME, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                         April 30,  January 31,
                                                                           1997        1997
                                                                         ---------  -----------
                                                                        (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents............................................    $   645      $    40
  Accounts receivable, net.............................................     12,428       11,349
  Merchandise inventories..............................................     47,139       49,522
  Deferred income taxes................................................      1,334        1,334
  Prepaid income taxes.................................................      2,378        2,378
  Deposits and prepaid expenses........................................      2,470        2,851
                                                                           -------      -------
                                                                            66,394       67,474

Property and equipment, net............................................     16,249       15,802
Other assets...........................................................      8,182        8,221
                                                                           -------      -------

                                                                           $90,825      $91.497
                                                                           =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations...........................................    $ 3,295      $ 3,293
  Bank borrowings......................................................      3,812        4,878
  Accounts payable.....................................................      4,493        4,600
  Accrued expenses and other liabilities...............................      3,185        1,912
                                                                           -------      -------
                                                                            14,785       14,683

Long-term debt and capital lease obligations...........................     16,130       16,154
Deferred income taxes..................................................        817          817

Shareholders' equity:
  Common stock, $.001 par value: 20,000,000
     shares authorized: 5,298,755 shares issued,
     5,037,755 shares outstanding as of April 30,
     1997 and 5,290,189 shares issued and
     outstanding as of January 31, 1997................................          5            5
  Additional paid-in capital...........................................     28,667       31,760
  Retained earnings....................................................     30,421       28,078
                                                                           -------      -------
                                                                            59,093       59,843
Commitments and contingencies
                                                                           -------      -------
                                                                           $90,825      $91,497
                                                                           =======      =======

See accompanying note to condensed consolidated financial statements.

                              CUSTOM CHROME, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                             For the three months ended
                                                                       April 30,
                                                                    1997      1996
                                                                  --------   --------

Sales, net....................................                     $31,707   $30,627
Cost of sales.................................                      19,872    17,635
                                                                   -------   -------
 Gross profit.................................                      11,835    12,992
                                                                   -------   -------
Operating expenses:
 Selling, general and administrative..........                       7,166     6,986
 Product development..........................                         363       338
                                                                   -------   -------
                                                                     7,529     7,324
                                                                   -------   -------
 Operating income.............................                       4,306     5,668
Interest expense..............................                         457       627
                                                                   -------   -------
 Income before income taxes...................                       3,849     5,041
Income taxes..................................                       1,506     2,033
                                                                   -------   -------
 Net income...................................                     $ 2,343   $ 3,008
                                                                   =======   =======
Per share data:
 Net income per share.........................                     $  0.45   $  0.58
                                                                   =======   =======
Weighted average shares outstanding...........                       5,224     5,230
                                                                   =======   =======

See accompanying note to condensed consolidated financial statements.

                              CUSTOM CHROME, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                 For the three months ended
                                                                          April 30,
                                                                    1997           1996
                                                                ------------  --------------
Cash flows from operating activities:
  Net income..................................................      $ 2,343         $ 3,008
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation and amortization............................          583             528
     Changes in items affecting operations:
      Accounts receivable.....................................       (1,079)         (2,695)
      Merchandise inventories.................................        2,383           2,300
      Deposits & prepaid expenses.............................          381           1,082
      Accounts payable, accrued expenses & other liabilities..        1,166          (2,248)
                                                                    -------         -------
Net cash provided by operating activities.....................        5,777           1,975
                                                                    -------         -------
Cash flows from investing activities:
  Additions to property and equipment.........................         (991)           (888)
                                                                    -------         -------
Cash flows from financing activities:
  Bank (repayment) borrowings, net............................       (1,066)         (1,793)
  Borrowing (repayment) on capital lease obligations and
   long-term debt.............................................          (22)           (335)
  Issuance of common stock....................................          106           3,336
  Repurchase of common stock..................................       (3,199)             --
                                                                    -------         -------
Net cash (used) provided by financing activities..............       (4,181)          1,208
                                                                    -------         -------
Net change in cash and cash equivalents.......................          605           2,295
Cash and cash equivalents at beginning of period..............           40             312
                                                                    -------         -------
Cash and cash equivalents at end of period....................      $   645         $ 2,607
                                                                    =======         =======
Supplemental disclosures of cash paid during the period:
  Interest....................................................      $   145         $   327
                                                                    =======         =======
  Income taxes................................................      $     0         $   499
                                                                    =======         =======

     See accompanying note to condensed consolidated financial statements.

        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ---------------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

  The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those applied in and should be read in conjunction with, the audited consolidated financial statements for the fiscal year ended January 31, 1997 included in the Annual Report on Form 10-K filed by Custom Chrome, Inc. (the "Company") with the Securities and Exchange Commission.

  The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year.

  The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per shares ("EPS") and, for companies with complex capital structures [or potentially dilutive securities, such as convertible debt, options and warrants], diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from fully diluted earnings per share as presented in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The last paragraph under "Liquidity and Capital Resources" contains forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

     Net sales increased 3.5% to $31,707,000 for the three months ended April 30, 1997 when compared to the same period of last year. The growth in product shipments was largely the result of higher sales levels to customers who initiated business with the Company last year, particularly in the western region of the United States. Sales growth was lower in the period than the Company's recent historical experience as a result of various factors including lower sales in export markets, one less sales day in the current period when compared to the same period in the prior year and generally poor weather throughout the United States and Europe for leisure motorcycling activities.

     Gross profits decreased 8.9% for the three months ended April 30, 1997 when compared to the same period of last year. Gross profit as a percentage of sales was 37.3% in the three months ended April 30, 1997 compared to 42.4% in the same period last year. The decrease in gross profit as a percentage of sales for the current quarter, compared to last year, is the result of sales discounts and sales price decreases responding to price competition from smaller distributors and direct selling manufacturers in non-proprietary product lines and a shift in product mix away from higher gross margin foreign produced products to lower margin domestic products.

     Selling, general and administrative expenses increased 2.6% to $7,166,000 when compared to the same period last year. This increase was principally a result of higher advertising and promotion costs and legal costs incurred as a result of litigation with the U.S. Internal Revenue Service. These costs as a percentage of sales were 22.6% for the three months ended April 30, 1997 as compared to 22.8% for the same period last year.

     Product development expenses increased 7.4% to $363,000 for the three months ended April 30, 1997. The increase in product development expenses resulted from the Company's intention to increase the introduction of new proprietary products. These expenses as a percentage of sales were 1.1% for both the three months ended April 30, 1997 and 1996.

     Interest expense decreased 27.1% or $170,000 to $457,000 in the three months ended April 30, 1997 when compared to the same period last year. The decreased interest costs were the result of lower average working capital borrowings during the period, compared to last year.

     The Company's effective income tax rate was 39.1% for the three months ended April 30, 1997 as compared with 40.3% in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a $15,000,000 working capital line of credit and a $10,000,000 foreign exchange facility with a bank. The Company uses the working capital line of credit, which is subject to certain restrictions and covenants, for seasonal cash requirements, which typically peak during the Company's fourth fiscal quarter, when inventories are increased in anticipation of sales in the first and second fiscal quarters. Borrowings under the working capital line of credit bear interest at the bank's prime rate. Under the working capital line of credit, the bank will create short term fixed borrowings at the Company's request at rates which are lower than the Bank's prime rate. As of April 30, 1997, there was $2,332,000 of outstanding short term fixed borrowings. In addition, the Company was contingently liable under letters of credit in the amount of $105,000 at April 30, 1997.

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

     In the quarter, the Company made capital expenditures for equipment necessary for two new distribution centers and tooling for new products. The Company invested $3,199,000 for the repurchase of common stock on the open market.

Net cash provided by operating activities in the three months ended April 30, 1997, was $5,777,000 compared with $1,975,000 used by operating activities in the prior year.

The Company believes that cash flow from operations and funds from the working capital line of credit will be adequate to meet its capital and cash requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

MANAGEMENT OF GROWTH

     The Company's success will depend in part on its ability to manage growth, both domestically and internationally, if any. Any such growth will require the Company to enhance its operational, management information and financial control systems. In addition, continued growth, if any, will require the Company to increase the personnel in its sales, marketing and customer support departments. If the Company is unable to successfully enhance its systems or to hire a sufficient number of employees with the appropriate levels of experience in a timely manner, the Company's business, financial condition and results of operations could be materially and adversely affected.

INTERNATIONAL OPERATIONS

     In the fiscal years ended 1997, 1996 and 1995, international sales accounted for 18%, 20% and 17%, respectively, of the Company's total net sales. International sales accounted for 15.5% of the Company's total net sales for three months ended April 30, 1997. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential
insolvency of international dealers.   There can be no assurance that these
factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including the level of competition; the size, timing, cancellation or rescheduling of significant orders; product mix; market acceptance of new products; new product announcements or introductions by the Company or its competitors; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; product manufacturing costs; supply constraints; levels of expenditures on product development; changes in Company strategy; personnel changes; general
economic trends and other factors.   In particular, because sales of the
Company's nonproprietary products generally result in lower gross margins than do sales of the Company's proprietary products, changes in the mix of products sold in any quarter toward nonproprietary products will likely adversely affect gross margins. In addition, the Company has in the past offered, and may in the future offer, sales price discounts and reductions to stimulate sales volume growth. Any such discounts and reductions could have a material effect on the Company's operating results and financial condition on an annual or quarterly basis.

     Sales for any future quarter are not predictable with any significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received generally on the same day. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's customers generally have the right to cancel orders at any time and to return the Company's products for a refund, and the cancellation of orders already placed and the return of products could have an adverse effect on the Company's operating results in any quarter. As a result, if sales levels are below expectations, net income may be disproportionately affected. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in some future quarter the Company's operating results may be below the expectations of the public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

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



                                         CUSTOM CHROME, INC.



Date:  June 12, 1997                     /s/James J. Kelly, Jr.
       -----------------------------     ---------------------------------------
                                         James J. Kelly, Jr.
                                         Executive Vice President, Finance
                                         and Chief Financial Officer

                                         (Principal Financial and
                                         Accounting Officer)