Form 10-Q
period 1997-07-31
GLOBAL MOTORSPORT GROUP INC
filed 1997-09-15
CIK 879360

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

                                       OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

                        Commission File Number  0-19540
                                               ---------

                         GLOBAL MOTORSPORT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name or registrant as specified in its charter)

          Delaware                                       94-171638
--------------------------------------------------------------------------------
(State or other jurisdiction or                 IRS Employer Identification
incorporation or organization)


     16100 Jacqueline Court, Morgan Hill, California                95037
--------------------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip code)

Registrant's telephone number including area code                408-778-0500
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

Yes       X     .   No  _____________.
     -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
               Class                                      July 31, 1997
               -----                                     --------------

       Common Stock, $.001 par value                         5,025,767

                         GLOBAL MOTORSPORT GROUP, INC.

                                   FORM 10-Q
                 FOR THE THREE-MONTH PERIOD ENDED JULY 31, 1997


PART I.                             FINANCIAL INFORMATION                    PAGE NO.
-----------------  --------------------------------------------------------  --------
     Item 1.       Condensed Consolidated Financial Statements

                   Consolidated Balance Sheets at
                   July 31, 1997 and January 31, 1997                               3

                   Consolidated Statements of Operations for the
                   three and six month periods ended July 31, 1997 and 1996         4

                   Consolidated Statements of Cash Flows for the
                   six month periods ended July 31, 1997 and 1996                   5

                   Note to Condensed Consolidated Financial Statements              6

     Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                              7

PART II.           OTHER INFORMATION

     Item 6.       Exhibits and Reports on Form 8-K                                14

     Signature                                                                     15

     Exhibit 11    Statement Regarding Computation of Earnings Per Share

     Exhibit 27    Financial Data Schedule

                         GLOBAL MOTORSPORT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                    July 31,   January 31,
                                                                      1997        1997
                                                                    ---------  -----------
                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.......................................    $ 3,168      $    40
  Accounts receivable, net........................................     10,539       11,349
  Merchandise inventories.........................................     46,330       49,522
  Deferred income taxes...........................................      1,334        1,334
  Prepaid income taxes............................................      2,378        2,378
  Deposits and prepaid expenses...................................      2,254        2,851
                                                                      -------      -------
                                                                      $66,003      $67,474

Property and equipment, net.......................................     17,435       15,802
Other assets......................................................      8,103        8,221
                                                                      -------      -------
                                                                      $91,541      $91,497
                                                                      =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations......................................    $ 3,297      $ 3,293
  Bank borrowings.................................................      3,899        4,878
  Accounts payable................................................      3,120        4,600
  Accrued expenses and other liabilities..........................      3,035        1,912
                                                                      -------      -------
                                                                       13,351       14,683
Long-term debt and capital lease obligations......................     16,011       16,154
Deferred income taxes.............................................        817          817

Shareholders' equity:
  Common stock, $.001 par value: 20,000,000
   shares authorized: 5,301,767 issued, 5,025,767
   shares outstanding as of July 31, 1997, and
   5,290,189 issued and outstanding as of
   January 31, 1997...............................................          5            5
  Additional paid-in capital......................................     28,412       31,760
  Retained earnings...............................................     32,945       28,078
                                                                      -------      -------
                                                                       61,362       59,843
Commitments and contingencies
                                                                      -------      -------
                                                                      $91,541      $91,497
                                                                      =======      =======

     See accompanying note to condensed consolidated financial statement.

                         GLOBAL MOTORSPORT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                        For the three months ended  For the six months ended
                                                  July 31,                    July 31,
                                            1997          1996          1997         1996
                                        ------------  ------------  ------------  ----------

Sales, net............................       $32,297       $30,357       $64,004     $60,984
Cost of sales.........................        19,964        18,133        39,836      35,768
                                             -------       -------       -------     -------
 Gross profit.........................        12,333        12,224        24,168      25,216
                                             -------       -------       -------     -------

Operating expenses:
 Selling, general and administrative..         7,343         6,813        14,509      13,799
 Product development..................           348           390           711         728
                                             -------       -------       -------     -------
                                               7,691         7,203        15,220      14,527
                                             -------       -------       -------     -------
Operating income......................         4,642         5,021         8,948      10,689

Interest expense......................           415           405           872       1,032
                                             -------       -------       -------     -------
  Income before income taxes..........         4,227         4,616         8,076       9,657

Income taxes..........................         1,703         1,840         3,209       3,873
                                             -------       -------       -------     -------

  Net income..........................       $ 2,524       $ 2,776       $ 4,867     $ 5,784
                                             =======       =======       =======     =======

  Net income per share................         $0.49         $0.52         $0.93       $1.09
                                             =======       =======       =======     =======

Weighted average shares outstanding...         5,191         5,358         5,224       5,309
                                             =======       =======       =======     =======


     See accompanying note to condensed consolidated financial statements.

                         GLOBAL MOTORSPORT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                 For the six months ended
                                                                         July 31,
                                                                    1997          1996
                                                                ------------  ------------
Cash flows from operating activities:
  Net income..................................................      $ 4,867      $  5,784
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation and amortization............................        1,161           876
     Changes in items affecting operations:
      Accounts receivable.....................................          810        (1,062)
      Merchandise inventories.................................        3,192         4,482
      Deposits & prepaid expenses.............................          597         1,949
      Accounts payable, accrued expenses & other liabilities..         (357)       (1,050)
                                                                    -------      --------
Net cash provided by operating activities.....................       10,270        10,979
                                                                    -------      --------

Cash flows from investing activities:
  Additions to property and equipment.........................       (2,676)       (1,135)
                                                                    -------      --------

Cash flows from financing activities:
  Bank repayment, net.........................................         (979)      (12,049)
  Repayment on capital lease obligations and
   long-term debt.............................................         (139)         (529)
  Issuance of common stock....................................          141         3,385
  Repurchase of common stock..................................       (3,489)           --
                                                                    -------      --------
Net cash used by financing activities.........................       (4,466)       (9,193)
                                                                    -------      --------
Net change in cash and cash equivalents.......................        3,128           651
                                                                    -------      --------
Cash and cash equivalents at beginning of period..............           40           312
                                                                    -------      --------
Cash and cash equivalents at end of period....................      $ 3,168      $    963
                                                                    =======      ========

Supplemental disclosures of cash paid during the period:

  Interest....................................................      $   869      $  1,159
                                                                    =======      ========

  Income taxes................................................      $ 1,425      $  1,284
                                                                    =======      ========


     See accompanying note to condensed consolidated financial statements.

        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ---------------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

  The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those applied in and should be read in conjunction with, the audited consolidated financial statements for the fiscal year ended January 31, 1997 included in the Annual Report on Form 10-K filed by Global Motorsport Group, Inc. (formerly Custom Chrome, Inc.) (the "Company") with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

  Net sales increased 6.4% to $32,297,000 for the three months ended July 31, 1997 when compared to the same period of last year. Net sales increased 5% to $64,004,000 for the six months ended July 31, 1997 from $60,984,000 for the same period of the prior fiscal year. The growth in product shipments was largely the result of higher sales levels to customers who initiated business with the Company last year, particularly in the western region of the United States. Sales growth due to price increase was not material. Sales growth was lower in the period than the Company's recent historical experience as a result of various factors including lower sales in export markets, primarily Germany, one less sales day in the current six month period when compared to the same period in the prior year and generally poor leisure motorcycling weather throughout the Eastern United States and Europe.

  Gross profit increased 0.9% for the three months ended July 31, 1997 when compared to the same period of last year. Gross profit decreased 4.2% to $24,168,000 from $25,216,000, for the six months ended July 31, 1997. Gross profit as a percentage of sales was 38.2% and 37.8%, respectively, in the three and six month periods ended July 31, 1997 compared with 40.3%, and 41.3%, respectively, in the same periods of last year. The decrease in gross profit as a percentage of sales for the current quarter and half year results, compared to last year, is the result of sales discounts and sales price decreases responding to price competition from smaller distributors and direct selling manufacturers in non-proprietary product lines and a shift in product mix away from higher gross margin, foreign produced products to lower gross margin, domestically produced products.

  Selling, general and administrative expenses increased 7.8% to $7,343,000 and 5.1% to $14,509,000, respectively for the three and six months ended July 31, 1997. These increases were principally the result of higher legal costs incurred as the result of litigation with the U.S. Internal Revenue Service, higher facility costs as the result of the opening of the new distribution facilities in Dallas, Texas and Jacksonville, Florida and higher compensation costs as a result of the additional staff involved in the Company's expanded field sales representative program. These costs as a percentage of sales were 22.7% for the three and six month periods ended July 31, 1997 compared to 22.4% and 22.7%, respectively, for the same periods last year.

  Product development expenses decreased 10.8% to $348,000 and 2.3% to $711,000, respectively, for the three and six month periods ended July 31, 1997. These expenses as a percentage of sales were 1.1% for the three and six month periods ended July 31, 1997 compared with 1.3% and 1.2%, respectively, for the same periods of last year. Despite the modest decrease in product development expenses the Company continues to be committed to the introduction of new proprietary products.

  Interest expense increased $10,000 for the three month period ended July 31, 1997 compared to the same period last year. Interest costs decreased 15.5% to $872,000 in the six months ended July 31, 1997. The overall decrease in interest costs was the result of lower average working capital borrowings during the six months ended July 31, 1997.

  The Company's effective consolidated income tax rate was 40.3% and 39.7%, respectively, for the three and six months ended July 31, 1997 as compared with 39.9% and 40.1% in the same periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  The Company maintains a $15,000,000 working capital line of credit and a $10,000,000 foreign exchange facility with a bank. The Company uses the working capital line of credit, which is subject to certain restrictions and covenants, for seasonal cash requirements, which typically peak during the Company's fourth fiscal quarter, when inventories are increased in anticipation of sales in the first and second fiscal quarters. Borrowings under the working capital line of credit bear interest at the bank's prime rate. Under the working capital line of credit, the bank will create short term fixed borrowings at the Company's request at rates which are lower than the Bank's prime rate. As of July 31, 1997, there was $3,899,000 of outstanding short term fixed borrowings. In addition, the Company was contingently liable under letters of credit in the amount of $147,000 at July 31, 1997.

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

  Net cash provided by operating activities in the six months ended July 31, 1997, was $10,270,000 compared with $10,979,000 in the prior year.

  In the six months ended July 31, 1997, the Company made capital expenditures for equipment necessary for two new distribution centers and tooling for new products. The Company also expended $3,489,000 for the repurchase of common stock on the open market.

  On August 8, 1997 the Company signed a definitive agreement to acquire the assets and operations of Chrome Specialties, Inc. for $36 million in cash. The transaction is contingent upon certain closing conditions that include a government review.

  Chrome Specialties, Inc. is a privately held, independent, wholesale distributor of aftermarket parts and accessories for Harley-Davidson motorcycles which operations from its 100,000 sq. ft. warehouse and headquarters in Fort Worth, Texas.

  In connection with the acquisition of Chrome Specialties, the Company is entering into a $73.5 million credit agreement which will (i) provide funding for the acquistion price for Chrome Specialties, Inc., (ii) provide funding to retire the Senior Secured Notes described abve and (iii) provide the Company additional working capital borrowing ability. Borrowings under the new credit facility will initially bear interest at the London interbank Borrowing Rate plus 1 3/4%. The rate reduces as the Company reduces the initial debt level.
In addition the Company must fix the rate for at least two-thirds of the borrowing by means of a swap transaction. The financing agreement will require the Copmany to achieve or maintain certain financial results or ratios, and will restrict the Company's ability to pay dividends, repurchase common stock, make further acquisitions and effect certain other transaction without the bank's consent. While the Company is presently in compliance with the financial ratios and covenants of the bank agreement, there can be no assurance that it be able to maintain such compliance. Any failure to comply with these or other requirements of the bank agreement could have a material adverse effect on the Company's liquidity, business and results of operations.

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

COMPETITION

     The market for the Company's products is highly competitive. Key competitive factors in the parts and accessories aftermarket for Harley-Davidson motorcycles include the ability to promptly fill orders from inventory, the range of unique products offered and the speed and cost of product delivery.
The Company's competitors include independent distributors ranging in size from small to large, and the proximity of any distributor to a particular dealer and the availability of unique products is often a competitive advantage. Accordingly, even small local distributors may be able to compete effectively against the Company. In addition, the Company competes with Harley-Davidson in the sales of parts and accessories to Harley-Davidson franchised dealers. There can be no assurance that the Company will be able to compete successfully in the future with small distributors or with Harley-Davidson. See also "Business Competition" above.

     In 1995, the Federal Trade Commission (the "FTC") voted to dissolve a 1954 consent decree against Harley-Davidson which, among other things, had prohibited Harley-Davidson from imposing exclusive dealing requirements upon its dealers. This consent decree was lifted pursuant to the FTC's "sunset" policy which presumes that decrees which are more than 20 years old should be eliminated. In response to extensive public comments to the FTC urging that it keep this consent decree in force, Harley-Davidson reported that it had no plans to change its dealer agreements in order to require exclusive dealings. However, there can be no assurance that Harley-Davidson will not impose such exclusive dealing requirements upon its dealers who now purchase parts and accessories from Global Motorsport Group, Inc.; nor can there be any assurance that, if Harley-Davidson decided to impose such requirements upon its dealers, that a legal challenge to prevent such an action would be successful. If Harley-Davidson is successful in imposing exclusive dealing requirements on its dealers, it could have a material adverse effect on the Company's business.

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends, in part, upon the continued performance of the Company's Co-founder, Ignatius J. Panzica, who serves as President and Chief Executive Officer of the Company, and other key executives, including James J. Kelly, Jr. (Executive Vice President, Finance), R. Steven Fisk (Senior Vice President, Purchasing, Operations and Product Development), Daniel Stern (Senior Vice President, Sales and Marketing) and Dennis B. Navarra (Vice President, Administration). In addition, the Company's success also depends in part on the continued performance of certain other key employees. Although incentives exist for these individuals to remain with the Company, the loss of the services of any one of them could have a material adverse effect on the business of the Company.

DEPENDENCE ON PRODUCT DELIVERY SERVICE PROVIDERS

     The Company's business primarily relies on its ability to deliver many small dollar value orders to numerous customers on a daily basis. The recent labor strike by employees of United Parcel Services caused the volume of shipments that the Company was able to make to decline significantly, and caused the Company to experience higher than normal shipping expenses. While the strike has been settled, and the Company is hopeful that it can recover business lost during the strike, there can be no assurance that the Company's results of future disruption in the

Company's ability to ship its products to customers could adversely affect sales, and increase costs, either of which could have an adverse effect on the Company's business and results of operations.

SEASONALITY AND WEATHER

     The Company's net sales for its last two quarters of any particular fiscal year are generally lower than the net sales for the balance of the year. This decrease in net sales is due to a lower number of orders by dealers in anticipation of, and during, the cold weather months, during which motorcycle
riding decreases relative to the warm weather months.   Any such decrease has a
significant impact on the Company's quarterly earnings during the last two quarters of its fiscal year because certain operating expenses remain relatively constant throughout the year. The Company seeks to mitigate this seasonality through various promotional efforts and incentives, but no assurance can be given that such seasonality will not have a material adverse affect on the Company's revenues and earnings during this period. See "Management Discussion
and Analysis of Financial Condition and Results of Operations" below.   In
addition, the Company's operating results may be negatively affected by adverse weather conditions particularly in the summer months.

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

     Sales for any future quarter are not predictable with any significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received generally on the same day. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's customers generally have the right to cancel order at any time and to return the Company's products for a refund, and the cancellation of orders already placed and the return of products could have an adverse effect on the Company's operating results in any quarter. As a result, if sales levels are below expectations, net income may be disproportionately affected. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in some future quarter the Company's operating results may be below the expectations of the public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

                         GLOBAL MOTORSPORT GROUP, INC.

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



                                         CUSTOM CHROME, INC.



Date:       September 15, 1997                /s/James J. Kelly, Jr.
           ------------------------------     ------------------------------
                                              James J. Kelly, Jr.
                                              Executive Vice President, Finance
                                              and Chief Financial Officer

                                              (Principal Financial and
                                              Accounting Officer)