Form 10-Q
period 1997-10-31
GLOBAL MOTORSPORT GROUP INC
filed 1997-12-15
CIK 879360

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

                                      OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from  _______________ to _____________

                        Commission File Number  0-19540

                         GLOBAL MOTORSPORT GROUP, INC.
 -------------------------------------------------------------------------------
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
                                                  -----------------------------

                                    CUSTOM CHROME, INC.
 -------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes       X     .  No             .
     -----------       -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
               Class                                   October 31, 1997
               -----                                  -----------------

          Common Stock, $.001 par value                   5,077,442

                         GLOBAL MOTORSPORT GROUP, INC.

                                   FORM 10-Q
               FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 1997


PART I.            FINANCIAL INFORMATION                                       PAGE NO.
-------            ---------------------                                       --------

     Item 1.       Condensed Consolidated Financial Statements

                   Consolidated Balance Sheets at
                   October 31, 1997 and January 31, 1997                           3

                   Consolidated Statements of Operations for the three and
                   nine month periods ended October 31, 1997 and 1996              4

                   Consolidated Statements of Cash Flows for the
                   nine month periods ended October 31, 1997 and 1996              5

                   Note to Condensed Consolidated Financial Statements             6

     Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                             7

PART II.           OTHER INFORMATION

     Item 6.       Exhibits and Reports on Form 8-K                               14

     Signature                                                                    15

     Exhibit 11    Statement Regarding Computation of Earnings Per Share          16

     Exhibit 27    Financial Data Schedule                                        17

                         GLOBAL MOTORSPORT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                 October 31,   January 31,
                                                     1997         1997
                                                 ------------  -----------
                                                 (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents....................     $  1,879       $    40
  Accounts receivable, net.....................       13,148        11,349
  Merchandise inventories......................       58,785        49,522
  Deferred income taxes........................        1,334         1,334
  Prepaid income taxes.........................        2,378         2,378
  Deposits and prepaid expenses................        2,913         2,851
                                                    --------       -------
                                                      80,437        67,474

Property and equipment, net....................       18,223        15,802
Other assets...................................       35,339         8,221
                                                    --------       -------

                                                    $133,999       $91,497
                                                    ========       =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations...................     $  3,194       $ 3,293
  Bank borrowings..............................        4,014         4,878
  Accounts payable.............................        6,795         4,600
  Accrued expenses and other liabilities.......        3,694         1,912
                                                    --------       -------
                                                      17,697        14,683

Long-term debt and capital lease obligations...       53,394        16,154
Deferred income taxes..........................          817           817

Shareholders' equity:
  Common stock, $.001 par value: 20,000,000
   5,077,442 shares issued and outstanding as
   of October 31, 1997, and 5,290,189 issued
   and outstanding as of January 31, 1997......            6             5
  Additional paid-in capital...................       29,056        31,760
  Retained earnings............................       33,029        28,078
                                                    --------       -------
                                                      62,091        59,843
Commitments and contingencies

                                                    $133,999       $91,497
                                                    ========       =======

See accompanying note to condensed consolidated financial statement.

                         GLOBAL MOTORSPORT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                        For the three months ended  For the nine months ended
                                                 October 31,                October 31,
                                             1997          1996          1997         1996
                                        --------------  ----------  --------------  ---------

Sales, net............................         $30,450     $26,193         $94,455    $87,177
Cost of sales.........................          19,498      15,739          59,334     51,507
                                               -------     -------         -------    -------
 Gross profit.........................          10,952      10,454          35,121     35,670
                                               -------     -------         -------    -------

Operating expenses:
 Selling, general and administrative..           9,643       7,003          24,162     20,803
 Product development..................             347         347           1,048      1,074
                                               -------     -------         -------    -------
                                                 9,990       7,350          25,210     21,877
                                               -------     -------         -------    -------

Operating income......................             962       3,104           9,911     13,793

Interest expense......................             814         519           1,687      1,551
                                               -------     -------         -------    -------
  Income before income taxes..........             148       2,585           8,224     12,242

Income taxes..........................              66       1,011           3,274      4,884
                                               -------     -------         -------    -------

  Net income..........................         $    82     $ 1,574         $ 4,950    $ 7,358
                                               =======     =======         =======    =======

  Net income per share................         $  0.02     $  0.30         $  0.93    $  1.38
                                               =======     =======         =======    =======

Weighted average shares outstanding...           5,234       5,310           5,322      5,341
                                               =======     =======         =======    =======




     See accompanying note to condensed consolidated financial statements.

                         GLOBAL MOTORSPORT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                               For the nine months ended
                                                                       October 31,
                                                                    1997       1996
                                                                  --------   --------
Cash flows from operating activities:
 Net income.....................................................  $  4,950   $  7,358
 Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
   Depreciation and amortization................................     2,097      1,551
   Changes in items affecting operations:
    Accounts receivable.........................................     1,219     (1,878)
    Merchandise inventories.....................................       981      6,321
    Deposits & prepaid expenses.................................       181      1,261
    Accounts payable, accrued expenses & other liabilities......     3,806     (2,612)
                                                                  --------   --------
Net cash provided by operating activities.......................    13,234     12,001
                                                                  --------   --------

Cash flows from investing activities:
 Purchase of intangible assets in connection with acquisition...   (26,376)        --
 Purchase of equipment in connection with acquisition...........      (770)        --
 Purchase of net current assets in connection with acquisition..   (12,383)        --
 Acquisition costs..............................................    (1,966)        --
 Additions to property and equipment............................    (3,474)    (2,179)
                                                                  --------   --------
 Net cash used by investing activities..........................   (44,969)    (2,179)
                                                                  --------   --------

Cash flows from financing activities:
 Bank repayment, net............................................    (2,369)   (12,258)
 Financing (repayment) on capital lease obligations and
  long-term debt................................................    38,646       (173)
 Issuance of common stock.......................................       786      3,390
 Repurchase of common stock.....................................    (3,489)        --
                                                                  --------   --------
Net cash provided (used) by financing activities................    33,574     (9,041)
                                                                  --------   --------
Net change in cash and cash equivalents.........................     1,839        781
Cash and cash equivalents at beginning of period................        40        312
                                                                  --------   --------
Cash and cash equivalents at end of period......................  $  1,879   $  1,093
                                                                  ========   ========

Supplemental disclosures of cash paid during the period:

 Interest.......................................................  $  1,878   $  1,229
                                                                  ========   ========

 Income taxes...................................................  $  3,107   $  3,094
                                                                  ========   ========

     See accompanying note to condensed consolidated financial statements.

        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        --------------------------------------------------------------

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

RESULTS OF OPERATIONS

        Net sales increased 16.3% to $30,450,000 for the three months ended October 31, 1997 when compared to the same period of last year. Net sales increased 8.3% to $94,455,000 for the nine months ended October 31, 1997 from $87,177,000 for the same period of the prior fiscal year. The growth in product shipments in the current three month period was entirely due to the consolidation of the operations of Chrome Specialties, Inc. (CSI) from September 16, 1997, the date of the acquisition. Sales growth in the nine month period was the result of the consolidation of the operations of CSI and higher sales levels to customers who initiated business with the Company last year, particularly in the western region of the United States. Sales growth due to price increases was not material. Sales growth in the Company's core operations was lower in the current three month period primarily due to delays in the receipt of products imported from the Far East (primarily Taiwan) as the result of compliance deficiencies noted by the U.S. Customs Service regarding the Company's products, which delayed the release to the Company's distribution centers. These delays resulted in higher than anticipated back orders for products which were out of stock. In addition, the Company's main service provider for shipments to customers, United Parcel Service, experienced a 3 1/2 week labor stoppage in August by its ground delivery personnel, which significantly reduced sales and increased shipping costs for the Company. Other factors in the nine month period ended October 31, 1997 which resulted in lower sales growth than recent experience were lower sales in export markets, primarily Germany, one less sales day in the nine month period when compared to the same period of last year and generally poor leisure motorcycling weather throughout the Eastern United States and Europe in the Spring and early Summer of 1997.

        Management has taken steps to correct deficiencies in product labeling and other areas regarding the lack of compliance with U.S. Customs Service guidelines. In early December, these steps have improved the flow of imported products to delays which are close to historical experience. Continued steps will be taken in cooperation and consultation with the Customs Service and outside experts to attempt to bring the Company's imports to a level of compliance which will eliminate future delays.


        Gross profit increased 4.8% for the three months ended October 31, 1997 when compared to the same period of last year. Gross profit decreased 1.5% to $35,121,000 from $35,670,000, for the nine months ended October 31, 1997. Gross profit as a percentage of sales was 36.0% and 37.2%, respectively, in the three and nine month periods ended October 31, 1997 compared with 39.9%, and 40.9%, respectively, in the same periods of last year. The increase in gross profit in the current three month period was entirely the result of the consolidation of the operations of Chrome Specialties, Inc. from the date of the acquisition The decrease in gross profit as a percentage of sales in the current three month period when compared to last year was due to higher backorder rates on foreign sourced and higher margin product, resulting from delays in customs clearance. In addition, to the above mentioned customs clearance problems, gross margin as a percentage of sales was lower in the current nine month period when compared to last year as a result of sales discounts and sales price decreases responding to price competition from smaller distributors and direct selling manufacturers in non-proprietary product lines and a general shift in product sales mix to lower margin domestically produced products away from higher margin foreign produced products.

        Selling, general and administrative expenses increased 37.7% to $9,643,000 and 16.1% to $24,162,000, respectively for the three and nine months ended October 31, 1997. The increase in selling general and administrative costs in the three month period ended October 31, 1997 when compared to last year was the result of 1) the consolidation of operations of Chrome Specialties, Inc. from September 16, 1997, 2) provisions for reorganization and redundancy costs associated with the acquisition of CSI and other factors, including costs associated with the closure of the Company's recently opened Dallas, Texas distribution facility 3) higher distribution facility costs as the result of the opening of new distribution facilities in Dallas, Texas and Jacksonville, Florida and 4) higher compensation costs as a result of additional sales staff required for the Company's expanded field sales representative program.

        In addition to the above items for the nine month period ended October 31, 1997 selling general and administrative costs were higher than the comparable period last year due to higher legal costs incurred as the result of litigation with the U.S. Internal Revenue Service. These costs as a percentage of sales were 31.7% and 25.6% for the three and nine months ended October 31, 1997 compared to 26.7% and 23.9%, respectively for the same periods last year.

        Product development expenses were $347,000 and $1,048,000, respectively, for the three and nine month periods ended October 31, 1997. These expenses as a percentage of sales were 1.1% and 1.3% for the three and nine month periods ended October 31, 1997, respectively, compared with 1.3% and 1.2%, respectively, for the same periods of last year. Despite the lack of growth or modest decreases in product development expenses the Company continues to be committed to the introduction of new proprietary products.

        Interest expense increased $295,000 for the three month period ended October 31, 1997 compared to the same period last year. Interest costs increased 8.8% to $1,678,000 in the nine months ended October 31, 1997. The higher interest costs in the current three month period compared to last year resulted from bank borrowings to complete the acquisition of Chrome Specialties, Inc. on September 16, 1997. The higher interest costs in the nine month period ended October 31, 1997 compared to last year resulted from the abovementioned borrowings offset by lower working capital borrowings earlier in the year.

        The Company's effective consolidated income tax rate was 44.6% and 39.8%, respectively, for the three and nine months ended October 31, 1997 as compared with 39.1% and 39.9% in the same periods of the prior year. The higher effective income tax rate in the current period resulted from the effect of higher foreign tax rates and the overall low domestic profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

        On December 19, 1994 the Company issued $15,000,000 in Senior Secured Notes to a life insurance Company, which were repayable, as to principal, in five annual payments In the years 1997 to 2001. The Notes carried an interest rate of 8.01% and were secured by substantially all of the assets of the Company. Proceeds from the issuance of the Notes were used to support the Company's working capital requirements and other corporate purposes.

        Net cash provided by operating activities in the nine months ended October 31, 1997, was $13,234,000 compared with $12,001,000 in the prior year.

        In the nine months ended October 31, 1997, the Company made capital expenditures for equipment necessary for two new distribution centers and tooling for new products. The Company also expended $3,489,000 for the repurchase of common stock on the open market.

        On September 16, 1997 the Company completed the acquisition of substantially all the assets and assumed certain liabilities of Chrome Specialties, Inc. Chrome Specialties, Inc. is a privately held, independent, wholesale distributor of aftermarket parts and accessories for Harley-Davidson motorcycles which operates from its 100,000 sq. ft. warehouse and headquarters in Fort Worth, Texas.

        In connection with the acquisition of Chrome Specialties, the Company entered into a $73.5 million credit agreement which (i) provided funding for the acquisition price for Chrome Specialties, Inc., (ii) provided funding to retire the Senior Secured Notes described above and (iii) provided the Company additional working capital borrowing ability. Borrowings under the new credit facility bear interest at the London interbank Borrowing Rate plus 1:%. The rate reduces as the Company reduces the initial debt level. In addition the Company has fixed the rate for two-thirds of the borrowing by means of a swap transaction. The financing agreement requires the Company to achieve or maintain certain financial results or ratios, and restricts the Company's ability to pay dividends, repurchase common stock, make further acquisitions and effect certain other transaction without the bank's consent. While the Company is presently in compliance with the financial ratios and covenants of the bank agreement, there can be no assurance that it be able to maintain such compliance. Any failure to comply with these or other requirements of the bank agreement could have a material adverse effect on the Company's liquidity, business and results of operations.

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

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends, in part, upon the performance of the Company's President and Chief Executive Officer, Joseph Piazza, and other key executives, including James J. Kelly, Jr. (Executive Vice President, and Chief Financial Officer), R. Steven Fisk (Senior Vice President, Purchasing, Operations and Product Development), Daniel Stern (Senior Vice President, Sales and Marketing) and Dennis B. Navarra (Vice President, Administration). In addition, the Company's success also depends in part on the continued performance of certain other key employees. Although incentives exist for these individuals to remain with the Company, the loss of the services of any one of them could have a material adverse effect on the business of the Company.

DEPENDENCE ON PRODUCT DELIVERY SERVICE PROVIDERS

     The Company's business primarily relies on its ability to deliver many small dollar value orders to numerous customers on a daily basis. The recent labor strike by employees of United Parcel Services caused the volume of shipments that the Company was able to make to decline significantly, and caused the Company to experience higher than normal shipping expenses. While the strike has been settled, there can be no assurance that future disruption in the Company's ability to ship its products to customers could adversely affect sales, and increase costs, either of which could have an adverse effect on the Company's business and results of operations.

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

INTERNATIONAL OPERATIONS

     In the fiscal years ended 1997, 1996 and 1995, international sales accounted for 19%, 20% and 17%, respectively, of the Company's total net sales. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential insolvency of international
dealers.   There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

                         GLOBAL MOTORSPORT GROUP, INC.

PART II.       OTHER INFORMATION
--------       -----------------


     Item 6.  Exhibits and Reports on Form 8-K

              a.  Exhibits

                  Exhibit 11 - Statement Regarding Computation of Earnings Per
                               Share

                  Exhibit 27 - Financial Data Schedule

              b.  Reports on Form 8-K

                  A report on Form 8-K was filed with the Commission on September 23, 1997 related to the acquisition of substantially all of the assets and assumption of certain liabilities of Chrome Specialties, Inc., a Texas corporation.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CUSTOM CHROME, INC.



Date:   December 15, 1997                /s/James J. Kelly, Jr.
       ----------------------------      ---------------------------------------
                                         James J. Kelly, Jr.
                                         Executive Vice President, Finance
                                         and Chief Financial Officer

                                         (Principal Financial and
                                         Accounting Officer)