Form 10-K405
period 1998-01-31
GLOBAL MOTORSPORT GROUP INC
filed 1998-05-08
CIK 879360

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13
     OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended January 31, 1998
                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from __________ to ________

Commission file number 0-19540

                         GLOBAL MOTORSPORT GROUP, INC.
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

                              Yes  X    No ____
                                  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of April 24, 1998, was approximately $48,260,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On April 24, 1998, approximately 5,161,136 shares of the Company's Common Stock, $.001 par value, were outstanding.

                      Documents Incorporated By Reference
                      -----------------------------------
None.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the section entitled "Factors That May Affect Future Results" and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. This Form 10-K includes trademarks of companies other than the Company, including "Harley-Davidson" which is a registered trademark of Harley-Davidson, Inc.

  Global Motorsport Group, Inc. (the "Company" or "Global") is the largest independent supplier of aftermarket parts and accessories for Harley-Davidson motorcycles. Global's organization includes Custom Chrome, Inc. ("Custom Chrome"), an aftermarket supplier of Harley Davidson motorcycle parts and accessories located in Morgan Hill, California; Chrome Specialties, Inc. ("Chrome Specialties"), an aftermarket supplier of Harley Davidson motorcycle parts and accessories located in Fort Worth, Texas; Custom Chrome, Far East ("CCFE"), a product development, engineering, tooling management and warehouse of proprietary products for Global, located in Taiwan; Custom Chrome Europe, Inc. ("CCE"), a distribution company located in Germany that specializes in aftermarket accessories for Harley Davidson motorcycles and other "cruiser" motorcycles, and Custom Chrome Manufacturing, Inc. dba Santee Industries ("CCM"), a manufacturer of frames and exhaust systems and other aftermarket components for Harley Davidson motorcycles, located in Sylmar, California. The Company distributes its own products, many of which are offered under registered trademark brand names such as, RevTech, Premium, Dyno Power and C. C. Rider, Motor Factory, Spare Parts, Jammer Cycle Products, Texas Saddles and Dallas Leather, as well as products offered by other recognized manufacturers, such as Dunlop, Champion, Hastings, Accel, S&S, Crane and Russell. The Company has an integrated approach to the design, manufacture, importing, marketing and distribution of many of its products. The Company currently offers approximately 15,000 products primarily to approximately 4,700 dealers through its two main operating divisions, Custom Chrome and Chrome Specialties. The Company has experienced significant growth in net sales over the last three fiscal years, however the Company has experienced reduced overall gross margins the past two years primarily as a result of increased price competition in the marketplace and because an increasing proportion of the new products being offered by the Company were non-exclusive domestically produced products which generally carry lower gross margins than the Company's proprietary and non-U.S. sourced products. The Company's marketing approach includes its Custom Chrome and Chrome Specialities catalogs, a national telemarketing program, participation in and sponsorship of industry trade shows and advertising in magazines focused on the Harley-Davidson motorcycle market.

  In September 1997, the Company completed the purchase (the "Purchase") of substantially all of the assets and the assumption of certain liabilities of Chrome Specialties for approximately $38.5 million. The Company funded the Purchase through a bank financing with a syndicate of banks led by Bank of America National Trust and Savings Association. The Company presently operates its Chrome Specialities operations as a distinct operating subsidiary from its Custom Chrome operations in order to have broader market appeal and diversity of its branded product lines.

MOTORCYCLE PARTS AND ACCESSORIES INDUSTRY

  According to information made public by Harley-Davidson, approximately 132,000 new Harley-Davidson motorcycles were sold in calendar 1997, with approximately 96,000 sold in the United States and 36,000 sold abroad. Based upon state motor vehicle registrations and sales by the Company of parts and accessories for older model motorcycles, the Company believes that there are in excess of 1,000,000 Harley-Davidson motorcycles currently in use worldwide and further believes that fewer Harley-Davidson motorcycles go out of use each year than are manufactured. According to information made public by Harley-Davidson, new registrations of Harley-Davidson motorcycles and Harley-Davidson's market share (based on new registrations) in the North American heavyweight (engine displacements in excess of 651cc) class was over 46% in each of the last three years and was 48.3% in 1997. Harley-Davidson motorcycles emphasize traditional styling, design simplicity, durability, ease of service and adaptability to accessories. The suggested retail prices of Harley-Davidson motorcycles range from approximately $5,000 to $20,000.

  During its useful life, which the Company estimates (based upon sales of parts and accessories for older model motorcycles) often exceeds 30 years, a Harley-Davidson motorcycle may be resold a number of times. According to information made public by Harley-Davidson, the typical Harley-Davidson owner is a male in his mid-forties with a household annual income of approximately $68,000 who purchases a motorcycle for recreational rather than transportation purposes.

  The parts and accessories market includes product sales to owners of both new and used Harley-Davidson motorcycles. The market for Harley-Davidson motorcycle parts and accessories has grown rapidly in recent years. The Company believes this growth is a result of many factors, including (i) the popularity of Harley-Davidson motorcycles, (ii) the design of Harley-Davidson motorcycles incorporating visible and easily accessible parts making such motorcycles readily adaptable to accessories, (iii) the desire of Harley-Davidson owners to customize their motorcycles, (iv) the purchasing power of Harley-Davidson owners and (v) the relatively higher resale value of Harley-Davidson motorcycles as compared to other heavyweight motorcycles. Parts and accessories for Harley-Davidson motorcycles are generally sold to motorcycle owners by either franchised Harley-Davidson dealerships, by independent dealers or by retail mail order dealers. These dealers are usually small, locally owned retailers that lack significant financial or marketing resources and are operated by people who are themselves Harley-Davidson enthusiasts. These dealers generally carry a relatively small inventory of replacement parts and accessories and are dependent upon quick delivery and a high level of service from suppliers of parts and accessories. In order to successfully service these dealers and develop customer loyalty, the Company believes that a successful supplier must quickly respond to market trends with high-quality parts and accessories, including customized parts and accessories, and provide rapid delivery of a broad line of products.

  "Custom Chrome," "RevTech," "Bullskins," "Tour Ease," "Premium," "C.C. Rider," "Dyno Power," "Motor Factory," "Dallas Leathers," "Jammer Cycle Products," "Highway One," "Spare Parts" and "Texas Saddles" are registered trademarks of the Company.

BUSINESS STRATEGY

  Since its inception, the Company's business strategy has been to sell a wide range of value-priced to premium-priced high-quality aftermarket Harley-Davidson parts and accessories, including the Company's proprietary and brand name products, to retail dealers. The Company seeks to increase market penetration by providing a wider selection of products supported by strategically located warehouses to ensure rapid distribution of parts and accessories. The Company seeks opportunities for growth by developing new products and identifying general product line opportunities to meet changing market demands. The following are the key elements in this strategy:

  Responsiveness to Dealer Needs. The Company seeks to achieve a high level of service in all aspects of its business, from identifying customer demand for new products to providing rapid delivery of existing products. To reduce distribution time and increase customer service, the Company maintains distribution facilities in Harrisburg, Pennsylvania, Visalia, California, Louisville, Kentucky, and Jacksonville, Florida for its Custom Chrome products and a distribution facility in Dallas, Texas for its Chrome Specialities products in order to ensure product availability and distribution efficiency. The Company services its customers by providing various product promotions, technical support, and joint merchandising and marketing programs. The Company strives to remain close to its customers through its computerized telemarketing system and field
sales support representatives.   In addition, it leverages its sales road
representatives to improve its direct contact with the Company's customers.

  Sales and Marketing Techniques. The Company supports its extensive Custom Chrome and Chrome Specialities catalogs with an in-house telemarketing and sales department, sales support representatives who visit customers in various regions throughout the United States, a technical support staff, extensive trade and consumer advertising and trade show and consumer event attendance. In addition, the Company provides flexible financing arrangements for dealers during the winter months and discount programs for dealers that meet certain purchase volumes.

  Development and Sale of Proprietary Products. Under Custom Chrome, the Company maintains extensive control over the entire process of designing, manufacturing, importing and distributing proprietary products ("Proprietary Products"). By designing many of its own products and closely monitoring the manufacturing process, the Company can ensure that its Proprietary Products are manufactured to its specifications with quality materials, and believes its Proprietary Products equal or exceed the original equipment quality standards. In addition, because of its control over the design and manufacture of products, Custom Chrome is generally better able to control manufacturing costs and ensure timely sales of its products. The Company identifies new product opportunities and designs products to implement technical innovations and to respond to changing consumer preferences. The Company is involved in all major consumer events in the United States for Harley-Davidson motorcycles so that the Company quickly identify new product trends. In addition, by having an experienced internal product development staff, as well as flexible manufacturing arrangements, the Company is often able to move new product ideas from the design stage to volume production in three to six months. Ideas for new products arise through a variety of sources, including CCI's in-house engineering staff, dealers, suppliers and consumers. New product ideas are evaluated on a weekly basis by a product evaluation committee comprised of members of the engineering, manufacturing, sales, finance and marketing staffs. In determining whether to produce an individual part or a line of related parts or products, Custom Chrome evaluates each product concept based on its estimated market demand, cost and profitability. The Company added approximately 500 Proprietary Products to the Custom Chrome line during the last fiscal year. The Company currently employs a product development staff of 34 persons, and the Company's product development expenditures in the fiscal years ended January 31, 1996, 1997 and 1998 were approximately $1,652,000, $1,723,000, and $1,407,000, respectively. The Company designs products to fit a wide range of Harley-Davidson models and years to reduce the risk of product obsolescence. The Company's Proprietary Product strategy is intended to capture premium margins for its Proprietary Products which are only available through Custom Chrome. Such Proprietary Products are not widely available from any other source, which allows the Company to obtain higher margins than may be available on products for which it acts solely as a distributor. During the fiscal year ended January 31, 1998, approximately 20% of net sales were represented by sales of Proprietary Products, all of which are offered under Custom Chrome brand names.

  The Company's Diversity of Brand Name Products. The Company believes it carries the largest selection of brand name products of any independent distributor serving the parts and accessories aftermarket for Harley-Davidson motorcycles. The Company has several brand names under which it markets both Proprietary Products and private labels nonproprietary products supplied by third parties ("Private Labeled Products"), through both its Custom Chrome division and its Chrome Specialities division. Because of the large volume of products handled by the Company and its long-standing relationships with its suppliers, the Company believes it is often able to obtain these products at favorable prices and terms, and often receives preference in gaining access to products that may be in short supply. The Company's Proprietary Products and Private Labeled Products (together, "Brand Name Products") constituted a majority of the Company's net sales during each of the last three fiscal years. The Company's brand names are used to promote market awareness and to identify particular products with specific features or performance characteristics. The Brand Name Products sold by the Custom Chrome division include the following:

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

  In addition, the Company markets and sells a number of products, such as fenders, gas tanks and ignition parts, under the Custom Chrome name, which indicates to consumers that the product has been manufactured to the Company's quality standards. Because the Company believes product packaging is an important aspect of its products, the Company distributes many of its Brand Name Products in distinctive, colorful packaging, designed to build brand name recognition and to identify the product as being supplied by Custom Chrome regardless of the manufacturing source. The Company often packages its parts and accessories in kits which include all components needed for installation.

  The Brand Name Products sold by the Chrome Specialties division include the following:

  .  "Motor Factory" identifies products which are made in the U.S.A.

  .  "Premium Leathers" identifies products and clothing made in the U.S.A.

  .  "Jammer Cycle Products" identifies custom motorcycle parts.

  . "Donnie Smith Design Signature Series" identifies exclusive custom motorcycle parts.

  .  "Spare Parts" identifies quality imported motorcycle parts.

  .  "Texas Saddles" identifies premium grade leather bags.

  .  "Highway One" identifies imported budget leather goods.

  Sales of Other Recognized Third Party Brand Name Products. Because the Company believes that offering a wide range of products to its customers is important to its business strategy, the Company also sells a number of products from third party selected aftermarket manufacturers such as Champion spark plugs, Dunlop tires, Crane cams, Accel electrical parts and Russell braided lines and tubing under the manufacturer's brand name. Because the Company is the largest independent distributor in the aftermarket for Harley-Davidson motorcycles, it often plays an important role in these manufacturers' efforts to distribute its parts and accessories to Harley-Davidson enthusiasts. As such and because of the volume of product that the Company can rapidly provide to its customers, the Company believes that it is often able to obtain favorable prices and terms from these third party manufacturers. Although the margins are not as high on these third party products as the Company's Brand Name Products, the Company aggressively markets and sells these products so that it may provide a broad range of parts to its customers and complement its Propriety Products and Brand Name Products. During each of the last three fiscal years, approximately 38% of net sales were represented by sales of other recognized third party brand name products.

  Product Categories. The Company's Products are presented, for each of the Custom Chrome catalog and the Chrome Specialties catalog by product category. The Company offers products in the following categories through its Custom Chrome catalog:

=================================================================================================================
                                                               Representatives Brand Names
                                        -------------------------------------------------------------------------
          Product Categories                 Company Brands                        Other Companies' Brands
-----------------------------------------------------------------------------------------------------------------
Apparel and leather accessories         Chrome Gear, Pony Express,             Ace Leather, Hatch Gloves
                                        Custom Chrome
-----------------------------------------------------------------------------------------------------------------
Brakes, handlebars and controls         Premium, C.C. Rider, Custom Chrome,    Accel, Barnett, K&N, Russell,
                                        RevTech, Mirage, Inferno               GMA
-----------------------------------------------------------------------------------------------------------------
Carburetors and intake parts            RevTech, Premium, Custom Chrome        Zenith, Mikuni, K&N
-----------------------------------------------------------------------------------------------------------------
Chassis and footpegs                    RevTech, Premium, Tour Ease, Custom    Progressive Suspension, Kuryakyn,
                                        Chrome, Mirage, Inferno, Santee        Pro One
-----------------------------------------------------------------------------------------------------------------
Chemicals, hardware and tools           RevTech, C. C. Rider, Custom Chrome    PJ1, Colony
-----------------------------------------------------------------------------------------------------------------
Drive lines (clutches, chains, etc.)    Premium, C.C. Rider, RevTech, Custom   Barnett, Diamond, R.  K.  Chain
                                        Chrome
-----------------------------------------------------------------------------------------------------------------
Electrical parts and accessories        RevTech, Premium, C. C. Rider,         Accel, Champion, Morris, Crane
                                        Custom Chrome                          Spyke, Dynatek
-----------------------------------------------------------------------------------------------------------------
Engine products                         RevTech, Premium, Custom Chrome        Accel, Crane, Delkron, Hastings,
                                                                               Manley, S.T.D., Edelbrock
-----------------------------------------------------------------------------------------------------------------
Exhaust products                        DynoPower, Custom Chrome, RevTech      White Bros., Supertrapp
-----------------------------------------------------------------------------------------------------------------
Gaskets and seals                       Premium, RevTech, Custom Chrome        Jim's Machining, Accel
-----------------------------------------------------------------------------------------------------------------
General parts and accessories           Premium, C. C. Rider, Custom Chrome    National Cycle, Arlen Ness, Clymer
-----------------------------------------------------------------------------------------------------------------
Lighting products                       Custom Chrome, Inferno, Mirage         Candle Power, Kuryakyn
-----------------------------------------------------------------------------------------------------------------
Seats                                   Custom Chrome                          Corbin, LePera
-----------------------------------------------------------------------------------------------------------------
Gas and oil tanks and accessories       Custom Chrome, Mirage, Inferno,        Lockhart, Russell, Pingel
                                        RevTech, C.C. Rider, Santee
-----------------------------------------------------------------------------------------------------------------
Tires and wheels                        RevTech, C. C. Rider, Custom Chrome,   Avon, Cheng-Shin, Continental,
                                        Premium                                Dunlop
-----------------------------------------------------------------------------------------------------------------
Transmissions                           RevTech, Premium, Custom Chrome        Andrews, S.T.D., Delkron
=================================================================================================================

  The Company offers products in the following categories through its Chrome Specialities catalog:

=================================================================================================================
                                                               Representatives Brand Names
                                        -------------------------------------------------------------------------
          Product Categories                 Company Brands                        Other Companies' Brands
-----------------------------------------------------------------------------------------------------------------
Apparel and leather accessories         Dallas Leather, Highway One, Texas     Ace, Hatch, Wolftrax, Linx, Day
                                        Saddles, Chrome Specialties            Rider
---------------------------------------------------------------------------------------------------------------
Brakes, handlebars and controls         Motor Factory, Spare Parts, Jammer,    GMA, Russell, Accel, Barnett
                                        Chrome Specialties
---------------------------------------------------------------------------------------------------------------

=================================================================================================================
                                                               Representatives Brand Names
                                        -------------------------------------------------------------------------
          Product Categories                 Company Brands                        Other Companies' Brands
-----------------------------------------------------------------------------------------------------------------
Carburetors and intake parts            Motor Factory, Spare Parts, Jammer,    Mikens, Accel, S&S
                                        Chrome Specialties
---------------------------------------------------------------------------------------------------------------
Chassis and footpegs                    Motor Factory, Spare Parts, Jammer,    Progressive Suspension, Pro
                                        Chrome Specialties                     One, KuryAkyn
---------------------------------------------------------------------------------------------------------------
Chemicals, hardware and tools           Motor Factory, Chrome Specialties      Gardner-Westcott
---------------------------------------------------------------------------------------------------------------
Drive lines (clutches, chains, etc.)    Motor Factory, Spare Parts, Jammer,    Barnett, Diamond
                                        Chrome Specialties
---------------------------------------------------------------------------------------------------------------
Electrical parts and accessories        Motor Factory, Spare Parts, Chrome     Accel, Crane, Morris, West
                                        Specialties                            Company., Longrider, Split Fire
---------------------------------------------------------------------------------------------------------------
Engine products                         Motor Factory, Spare Parts, Chrome     S&S, Jim's Machining
                                        Specialties
---------------------------------------------------------------------------------------------------------------
Exhaust products                        Motor Factory, Spare Parts, Jammer,    SuperTrapp, White Brothers
                                        Signature Series, Chrome Specialties
---------------------------------------------------------------------------------------------------------------
Gaskets and seals                       Motor Factory, Chrome Specialties      Jim's Machining, Accel
---------------------------------------------------------------------------------------------------------------
General parts and accessories           Jammer, Spare Parts, Signature         JAAG, National Cycle, Clymer,
                                        Series, Chrome Specialties             Dakota Digital
---------------------------------------------------------------------------------------------------------------
Lighting products                       Jammer, Spare Parts, Chrome            Candlepower, KuryAkyn
                                        Specialties
---------------------------------------------------------------------------------------------------------------
Seats                                   Motor Factory, Jammer, Chrome          LePera, Rude Leather
                                        Specialties
---------------------------------------------------------------------------------------------------------------
Gas and oil tanks and accessories       Motor Factory, Jammer, Spare Parts,    Russell, Pingel, Lockhart
                                        Chrome Specialties
---------------------------------------------------------------------------------------------------------------
Tires and wheels                        Motor Factory, Jammer, Spare Parts,    Cheng Shin, Avon, Carriage
                                        Chrome Specialties                     Works, Dunlop
---------------------------------------------------------------------------------------------------------------
Transmissions                           Jammer, Motor Factory, Chrome          Andrews, S.T.D., Delkron, Jim's
                                        Specialties                            Machining
---------------------------------------------------------------------------------------------------------------

  The suggested retail prices of the Company's products range from about $1.00 for a gasket to approximately $4,900.00 for a rolling chassis kit. During the fiscal year ended January 31, 1998 no single product accounted for greater than 1.0% of total net sales.

MANUFACTURING AND SOURCES OF SUPPLY

 The Company designs many of its own products, manufactures certain of its products, and outsources manufacturing of other of its products.

  The Company's manufacturing strategy for its Proprietary Products is to closely control the entire process from product design through volume production. The Company has extensive internal design capabilities but relies almost exclusively upon unaffiliated contract manufacturers in the United States and internationally, principally in the Far East. The Company qualifies each contract manufacturer and works closely with the manufacturer to help assure the timely delivery of high-quality, low-cost products that meet Custom Chrome's specifications. By predominantly using outside manufacturers for its internally-designed products, the Company seeks to minimize capital expenditures and inventory costs while maintaining flexibility in response to changing production costs and market demands. The Company also usually retains ownership of the tooling used to produce a proprietary part and can remove the tooling from the manufacturer's plant after a production run in order to assure that such products will not be manufactured for other suppliers. Although Custom Chrome has in the past, and intends in the future, to enforce vigorously the exclusive use of its tooling, there can be no assurance that these measures will be successful.

  Once the Company makes the initial determination to proceed with a new Proprietary Product, the product development staff prepares a prototype. After testing, refinement and approval by the product evaluation committee, the final product is drawn, specifications prepared and analyzed, and a development package is produced primarily for production by outside contract manufacturers. Tooling for a production run is then produced by the selected manufacturer, typically at the Company's expense. A pilot run of the product is manufactured and subjected to testing and qualification by the Company's product development engineers to assure that the Company's standards for quality, structural integrity and finish are maintained. After a product has been qualified, volume production is undertaken. The Company typically moves a new idea from the design stage to volume production in three to six months. The Company's design staff strives to understand the needs and preferences of consumers based on a combination of its own extensive experience and frequent input from dealers, Harley-Davidson enthusiasts and others regarding new products or improvements to existing products. The Company's seeks to remain close to its dealers and consumers through participation in industry trade shows, consumer events and its own in-house trade show in order to anticipate new trends and introduce innovative parts and accessories in advance of its competitors. As a result, the Company believes it is well positioned to introduce new products that are responsive to the needs of its dealers and consumers.

  The Company employs the services of various independent representatives, the most significant of which is Zodiac Enterprises Ltd. ("Zodiac"), to expedite the activities of its foreign manufacturers and to act as a purchasing agent for the Company. The Company has been doing business with Zodiac since 1984. Under the terms of the agreement between Zodiac and the Company, Zodiac is an agent for the Company to purchase products in Taiwan and to manufacture products in Taiwan. The agreement provides that Zodiac will supply the Company with products that meet certain specifications designated by the Company and, when necessary, provide the tooling that is necessary to manufacture such products. The Company's agreement with Zodiac is renewed annually, and can be terminated by the Company at any time on 90 days notice and by either party 90 days prior to the end of each annual period. Products purchased through Zodiac represented 18%, 11%, and 9% of the Company's net sales in the fiscal years ended January 31, 1996, 1997 and 1998, respectively. If Zodiac's services were discontinued for any reason, the Company believes it could replace such services in a timely manner by its own capabilities and using other trading companies. In many cases, the Company would expect to continue using the same manufacturer. There can be no assurance, however, that it would not experience temporary supply delays.

  Chrome Specialties' foreign product sourcing has been also substantially from Taiwan where it employs the services of a trading company, Harness, Inc. ("Harness") to expedite its product purchase from numerous local manufacturing sources. As a result of the acquisition of Chrome Specialties, the Company has chosen Chrome Specialties traditional Taiwan based trading company as its main source of for both Chrome Specialties and Custom Chrome Products imported from Taiwan. As a result, it is anticipated that the Company expects to increase its product, sourcing from, and accordingly, its reliance upon Harness in the future. If the services of Harness trading company were discontinued for any reason the Company believes it could replace such services in an timely manner by its own capabilities and using other trading companies. In addition, Chrome Specialities sources manufactured products from Mexico.

  Although the Company, in certain instances, has chosen to purchase its entire supply of certain products from a single manufacturer, the Company does not regard any single manufacturer as essential to its operations. The Company did not purchase products representing more than 2.0% of its total sales from any single manufacturer during the fiscal years ended January 31, 1996, 1997 or 1998. As to products for which there is a single supplier, the Company has, in many cases, pre-qualified an acceptable alternative source and believes that such an alternative source could commence delivery of volume production quantities within several months. In certain cases, the Company also seeks to mitigate the potential adverse consequences of sole sources by maintaining adequate levels of finished goods inventory in stock and in transit. Nonetheless, the loss of a single source supplier or a major trading company relationship could have short-term adverse effects on operations.

  A substantial number of the Company's products are manufactured in Taiwan, South Korea and Japan. The Company maintains a purchasing office in Tainan, Taiwan to develop relationships with Taiwanese manufacturers to provide new sources of production and supply of the Company's products. In addition, the Company sources manufactured Chrome Specialties products from Mexico. Consequently, the availability and cost of products manufactured overseas could be adversely affected if political or economic conditions in these countries were to deteriorate. In addition, although the prices for the products purchased by the Company are stated in United States dollars, because the prices often are not determined until the manufacturing process is completed, the Company bears risk with respect to changes in exchange rates. The cost of products could also be affected by the tariff structure imposed on imports or other trade policies of the United States or other governments, which could adversely affect operations. The Company attempts to minimize this risk by maintaining a pricing policy with its dealers that allows the Company to change its prices at any time. In certain circumstances, the Company also contracts to purchase foreign currencies at fixed prices in the future for major foreign currency exposures. In addition, because the Company has relationships with United States manufacturers, the Company believes that it is capable of obtaining many of the products presently sourced overseas from domestic sources. In this manner, the Company believes that it can also reduce its exposure to currency fluctuations and other risks of manufacturing in a foreign country. See also "Additional Factors That May Affect Future Results - Dependence on Third Party and Foreign Manufacturing Relationships; Taiwanese Political Volatility."

  The Company currently purchases products from more than 800 supplier/manufacturers worldwide. Although the Company uses independent representatives to supervise and coordinate the activities of many overseas manufacturers, the Company maintains direct working relationships with its significant manufacturers and regularly monitors their performance.

  The Company acquires its products on a purchase order basis. As is common in the industry, the Company experiences short-term inventory shortages with respect to a limited number of products. However, the Company has generally experienced no material difficulties in obtaining adequate quantities of most products from its manufacturers. The Company not experienced any product liability claims in the past that have had a material adverse effect on its business. The Company generally provides only limited warranties on its products and relies upon the manufacturers' warranties whenever possible.

PRODUCT DISTRIBUTION

  Product availability and rapid delivery are critical considerations for dealers who purchase the Company's products because most dealers do not carry substantial inventories. Based on the shipment requirements of most of its customers, the Company believes that if a dealer cannot provide an item to the consumer within days, the dealer runs a substantial risk of losing the sale. Typically, the Company ships products the same day an order is received.

  The Company's Custom Chrome products are presently distributed from one of five facilities, including its headquarters located in Morgan Hill, California or one of four regional distribution facilities located in Visalia, California (to serve the West), Louisville, Kentucky (to serve the Midwest), Harrisburg, Pennsylvania (to serve the East), and Jacksonville, Florida (to serve the South). The Louisville facility was opened in August 1988 and expanded in 1996, the Harrisburg facility was opened in March 1992, the Visalia facility was opened in October 1994, and the Jacksonville facility was opened in June 1997. These facilities were opened to reduce shipping costs and to shorten delivery times to the Company's customers.

  The Company has implemented a real-time computer tracking system which interacts between the Company's five Custom Chrome warehouses to help move products from an initial purchase order through manufacturing, delivery to the most appropriate warehouse and, finally, sale and delivery to the Company's customer. The Company continues to focus on optimizing the placement of products among its facilities in order to streamline the delivery process. In May 1997 the Company opened a distribution facility in Dallas, Texas which it closed at the end of the last fiscal year after the purchase of Chrome Specialties. The Company's Chrome Specialties products are presently distributed from its 100,000 square foot distribution facility and headquarters for Chrome Specialties in Forth Worth, Texas. To distribute its Chrome Specialities products, the Company employs numerous ground and air service shipment programs to ensure timely shipment of its Chrome Specialties Products to its dealers. The Company plans to integrate its distribution channels in the future so that both the Company's Custom Chrome products and Chrome Specialties products are distributed via one network.

MARKETING, SALES AND CUSTOMERS

  The Company's customers consist primarily of approximately 3,460 independent dealers and 600 Harley-Davidson franchised dealers throughout the United States and approximately 640 independent and Harley Davidson dealers outside the United States. Motorcycle dealers generally stock those parts and accessories most commonly used by their customers, which include standard maintenance and repair parts and supplies such as oil, tires and batteries. The Company relies upon a number of marketing techniques designed to encourage dealers to order the Company's Brand Name Products and to prompt retail consumers to request the Company's Brand Name Products from their dealers.

  Catalogs.  The most important of the Company's marketing techniques are its
annual Custom Chrome and Chrome Specialties product catalogs.   These catalogs
contain a large amount of technical information concerning the compatibility of the Company's parts and accessories with various models of Harley-Davidson motorcycles and tips on how the parts and accessories should be installed and maintained. The catalogs are an important marketing tool for dealers because it allows dealers to sell products to their customers which the dealers do not include in their inventories or of which customers might not otherwise be aware. The Company also sells its catalogs to both dealers and retail consumers to establish a greater presence in its market. The Company believes that direct distribution of its catalogs to consumers has stimulated demand for the Company's products. In addition to its annual Custom Chrome catalog, the Company also distributes seasonal Custom Chrome catalogs to announce new products and to promote selected products.

  Telemarketing and Support. The Company supports its catalog with a computerized telemarketing program which consists of both placing and receiving calls to and from dealers to promote products and take orders. When an order is taken, the computer allows the Company to provide the dealer with current information on pricing and product availability. The Company telemarketing sales representatives receive extensive initial and on-going training in the technical aspects of the Company's products and have access to technical information via the Company's computer network. The Company's sales representatives also have quick access to the Company's technical service, engineering and customer service staffs. Such technical information helps the Company's dealers to better serve the retail consumer and helps strengthen the Company's dealer relationships. The Company believes that this customer service and support is essential to the successful marketing of its products.

  Advertising, Trade Shows and Product Flyers. The Company also relies on advertisements in motorcycle industry, enthusiast and trade magazines and the Company's annual in-house trade show. In addition, the Company attends all major trade shows and other consumer events for Harley-Davidson enthusiasts such as the Black Hills Motorcycle Rally, a popular annual event held in Sturgis, South Dakota. The Company also publishes a bi-weekly "Dealer's Edge" sales flyer, which is sent to dealers and provides advice on advertising and information about parts and accessories for Harley-Davidson motorcycles and a monthly supplement called the "Cutting Edge" which deals with new products available from the Company. In addition, the Company has sought to more closely coordinate promotions with new product releases to help stimulate demand for these products.

  Dealer Programs. The Company rewards dealers making higher purchases of the Company's products through its Dealer VIP programs. Under these programs, dealers achieving agreed-upon purchase levels are granted additional discounts beyond the Company's standard pricing schedules.

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

  The Company's sales and marketing force consists of a Vice President of Sales and a Vice President of Marketing who oversee 95 personnel. The majority of
these  personnel are in the computerized telemarketing program.   The remainder
are field representatives, electronic art technicians, in-house retail sales representatives and new dealer development personnel.

  The Company's products are sold primarily to about 4,060 independent and Harley - Davidson dealers throughout the United States and to approximately 640 independent and Harley Davidson dealers in Canada, Europe, Australia, New Zealand and the Far East. International sales accounted for approximately 20%, 19%, and 17% of the Company's net sales in the fiscal years ended January 31, 1996, 1997 and 1998, respectively. No single customer, domestic or international, accounted for more than 2.0% of the Company's total net sales in the fiscal years ended January 31, 1996, 1997 or 1998. Although many of the Company's customers are small businesses with limited capital, the Company has not historically experienced significant losses due to uncollectible trade receivables.

COMPETITION

  The market for the Company's products is highly competitive. Key competitive factors in the Company's industry include speed and cost of product delivery, product availability, customer service and product quality, breadth of product line, proprietary nature of products, name brand recognition and price.
Although many of the Company's competitors are smaller, independent distributors which the Company believes have fewer financial, marketing and technical resources than the Company, the proximity of the distributor to a particular dealer and the availability of unique products can be a competitive advantage. Accordingly, even small local distributors may be able to compete effectively against larger distributors such as the Company. In addition, other distributors may offer similar or lower quality products at prices below those offered by the Company, appealing to the price- sensitive segment of the market. While the Company believes its prices are competitive and often lower than those of other distributors, the Company also attempts to build a reputation for selling quality products supported by strong customer service. The Company also competes with Harley-Davidson in the sale of parts and accessories to Harley-Davidson franchised dealers. There can be no assurance that the Company will be able to compete successfully in the future with these smaller distributors or Harley-Davidson.

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

  The Company believes that its Proprietary Products provide it with a key competitive advantage, but patent protection generally cannot be obtained for most of these products. The Company attempts to minimize unauthorized copying of these products by a variety of methods, including the ability to remove tooling after a production run. The Company also believes that its annual catalogs, which are copyrighted, provides an important competitive advantage and the Company intends to vigorously protect its copyrights with respect to the catalogs. However, there can be no assurance that unauthorized copying of the Company's catalogs will not occur.

  From time to time, the Company and Harley-Davidson have had disputes regarding alleged infringement of certain of each other's trademarks and patents. In 1989, litigation occurred between the companies, primarily concerning certain trademark matters. This litigation was settled in 1990. However, there can be no assurance that other disputes, including those which could lead to litigation regarding trademarks, patents or other matters, will not occur in the future between the Company and Harley-Davidson.

EMPLOYEES

  As of January 31, 1998, the Company employed 497 permanent employees, including 135 in sales and marketing, 267 in operations, 34 in product development and 61 in administrative and management positions. In addition, the Company utilizes the services of 72 temporary workers contracted through an agency. The Company's ability to attract and retain qualified personnel is essential to the Company's continued success. None of the Company's employees is represented by collective bargaining agreements, nor has the Company ever experienced a work stoppage. The Company believes its employee relations are good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provide a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions shareholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

  DEPENDENCE ON, AND COMPETITION WITH, HARLEY-DAVIDSON

  The Company is the largest independent supplier of aftermarket parts and accessories for Harley-Davidson motorcycles. The Company's past success has depended, and the Company's future growth depends, in large part on the popularity of Harley-Davidson motorcycles and the continued success of Harley-Davidson in maintaining a significant market share for motorcycle sales and the number of units sold in the heavyweight class. In particular, the Company's continued growth in earnings is in large part dependent upon continuing demand for Harley-Davidson motorcycles and upon Harley-Davidson's ability to meet such demand. As competition in the heavyweight cruiser class of motorcycles also increase, the market for new Harley-Davidson motorcycles may decline, or if the popularity of existing Harley-Davidson motorcycles were to decline, the Company's business, including earnings, could be materially adversely affected.

  In addition, it appears that the Company's stock price has in the past and may in the future be affected by fluctuations in the price of Harley-Davidson's stock. Adverse results in any of Harley-Davidson's businesses, including its non-motorcycle businesses, could adversely affect the price of Harley-Davidson's stock, which could, in turn, adversely affect the Company's stock price. See "Business - Motorcycle Parts and Accessories Industry."

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

  COMPETITION WITH OTHERS

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

  In 1995, the Federal Trade Commission (the "FTC") voted to dissolve a 1954 consent decree against Harley-Davidson which, among other things, had prohibited Harley-Davidson from imposing exclusive dealing requirements upon its dealers. This consent decree was lifted pursuant to the FTC's "sunset" policy which presumes that decrees which are more than 20 years old should be eliminated. In response to extensive public comments to the FTC urging that it keep this consent decree in force, Harley-Davidson reported that it had no plans to change its dealer agreements in order to require exclusive dealings. However, there can be no assurance that Harley-Davidson will not impose such exclusive dealing requirements upon its dealers who now purchase parts and accessories from the Company; nor can there be any assurance that, if Harley-Davidson decided to impose such requirements upon its dealers, that a legal challenge to prevent such an action would be successful. If Harley-Davidson is successful in imposing exclusive dealing requirements on its dealers, such requirements could have a material adverse effect on the Company's business.

  DEPENDENCE ON KEY PERSONNEL

  The Company's success depends, in part, upon the continued performance of Joseph Piazza who serves as President and Chief Executive Officer, and other key executives, including James J. Kelly, Jr. (Executive Vice President, Finance),
R. Steven Fisk (Senior Vice President, Purchasing, Operations and Product Development), Dennis Navarra (Vice President, Administration), Joseph Piazza, Jr. (Vice President, Sales), Frederick Saunders (Vice President, Marketing) and Gustav Kuelbs (President, Chrome Specialties, Inc.). In addition, the Company's success also depends in part on the continued performance of certain other key employees. Although incentives exist for these individuals to remain with the Company, the loss of the services of any one of them could have a material adverse effect on the business of the Company. In addition, recent litigation against the Company has strained the Company's management resources and there can be no assurance that such developments will not have a material adverse effect on the Company. See "Item 3 -Legal Proceedings".

  SEASONALITY AND WEATHER

  The Company's net sales for its last two quarters of any particular fiscal year are generally lower than the net sales for the first two quarters of such year. This decrease in net sales is due to a lower number of orders by dealers in anticipation of, and during, the cold weather months, during which motorcycle riding decreases relative to the warm weather months. In particular, the Company's operating results may be negatively affected by adverse weather conditions, especially in the Spring and Summer months. Any such decrease has a significant impact on the Company's quarterly earnings during the last two quarters of its fiscal year because certain operating expenses remain relatively constant throughout the year. The Company seeks to mitigate this seasonality through various promotional efforts and incentives, but no assurance can be given that such seasonality will not have a material adverse affect on the Company's revenues and earnings during this period. See "Management Discussion and Analysis of Financial Condition and Results of Operations" below.

  DEPENDENCE ON THIRD PARTY AND FOREIGN MANUFACTURING RELATIONSHIPS; TAIWANESE POLITICAL VOLATILITY

  A significant portion of the Company's products are purchased from third party manufacturers, often through independent trading companies. Although the Company believes it has close working relationships with its trading companies and most of its suppliers, the Company does not have long-term arrangements with these parties, and therefore, cannot be assured that products will be delivered on a timely basis or on terms favorable to the Company in the future. In addition, any disruption in the Company's trading company or manufacturing relationships could result in supply delays. Many of the Company's suppliers are located in Asia, and, therefore, the Company is subject to certain risks associated with dealing with foreign suppliers, including currency exchange fluctuations, trade restrictions and changes in tariff and freight rates any of which could materially and adversely affect the Company. Moreover, many of the Company's suppliers are located in Taiwan and the Company's relationships with such suppliers are subject to disruption in the event of remaining volatility in, or a worsening of, Taiwan's political and military relationship with the People's Republic of China.

  A substantial number of the Company's products are manufactured in Taiwan, South Korea, Japan and Mexico. Consequently, the availability and cost of products manufactured overseas could be adversely affected if political or economic conditions in these countries were to deteriorate. In addition, although the prices for the products purchased by the Company are stated in United States dollars, because the prices often are not determined until the manufacturing process is completed, the Company bears risk with respect to changes in exchange rates. The cost of products could also be affected by the tariff structure imposed on imports or other trade policies of the United States or other governments, which could adversely affect operations. The Company attempts to minimize this risk by maintaining a pricing policy with its dealers that allows the Company to change its prices at any time. In certain circumstances, the Company also contracts to purchase foreign currencies at fixed prices in the future for major foreign currency exposures. In addition, because the Company has relationships with United States manufacturers, the Company believes that it is capable of obtaining many of the products presently sourced overseas from domestic sources. In this manner, the Company believes that it can also reduce its exposure to currency fluctuations and other risks of manufacturing in a foreign country.

  MANAGEMENT OF GROWTH

  The Company's success depends in part on its ability to manage growth, both domestically and internationally. Such growth will require the Company to enhance its operational, management information and financial control systems. In addition, continued growth will require the Company to increase the personnel in its sales, marketing and customer support departments. If the Company is unable to successfully enhance its systems or to hire a sufficient number of employees with the appropriate levels of experience in a timely manner, the Company's business, financial condition and results of operations could be materially and adversely affected.

  INTERNATIONAL OPERATIONS

  In the fiscal years ended 1996, 1997 and 1998, international sales accounted for 20%, 19%, and 17%, respectively, of the Company's total net sales. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential insolvency of international dealers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

  COMPLIANCE WITH ENVIRONMENTAL LAWS

  Both federal and state authorities have various environmental control requirements relating to air, water and noise pollution that affect the business operations of the Company. The Company endeavors to ensure that all its facilities comply with applicable environmental requirements, there can be no assurance that its operations do not violate such requirements or that any steps taken by the Company to remediate any former noncompliance with such requirements would not have a material effect on the Company's operations.

  As is typical of similar manufacturing operations, the Company utilized a chrome-plating and polishing process, was subject to a variety of laws and regulations relating to environmental matters. During the year ended January 31, 1994 the Company discontinued in-house chrome plating of its products, which is environmentally hazardous, and currently subcontracts such work to outside vendors. The Company endeavors to ensure that all its facilities comply with applicable environmental regulations and standards. Compliance with such standards has not, to date, had a material adverse effect on the Company's capital expenditures, earnings or competitive position and no material capital expenditures are anticipated for the remainder of this fiscal year. Although the Company believes it is in compliance with all applicable environmental requirements, there can be no assurance that this operation did not violate such requirements or that compliance or non-compliance with any environmental requirements would not have a material adverse effect on the Company's operations.

  EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

  The Board of Directors has the authority to issue up to 1,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance, or possible issuance, of Preferred Stock could have the effect of making it more difficult for third parties to acquire a majority of the outstanding voting stock of the Company. In addition, on November 13, 1996, the Board of Directors approved a Preferred Shares Rights plan and subsequently issued preferred share rights to the company's stockholders (the "Rights"). The rights plan, as well as certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law, could delay or make difficult a merger, tender offer or proxy contest involving the Company.

  As of the date hereof, there is pending an unsolicited tender offer for all of the Company's shares by Golden Cycle, L.L.C. for $18.00 per share, which, regardless of outcome, could have a material adverse effect on the Company. See "Item 3 - Legal Proceedings" below.

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

  RELIANCE UPON THIRD PARTIES

  The Company employs the services of various independent representatives, the most significant of which is Zodiac Enterprises Ltd. ("Zodiac"), to expedite the activities of its foreign manufacturers and to act as a purchasing agent for the Company. The Company has been doing business with Zodiac since 1984. Under the terms of the agreement between Zodiac and the Company, Zodiac is an agent for the Company to purchase products in Taiwan and to manufacture products in Taiwan. The agreement provides that Zodiac will supply the Company with products that meet certain specifications designated by the Company and, when necessary, provide the tooling that is necessary to manufacture such products. The Company's agreement with Zodiac is renewed annually, and can be terminated by the Company at any time on 90 days notice and by either party 90 days prior to the end of each annual period. Products purchased through Zodiac represented 18%, 11%, and 9% of the Company's net sales in the fiscal years ended January 31, 1996, 1997 and 1998, respectively. Chrome Specialties foreign product sourceing has been also substantially from Taiwan where it employs the services of a trading company, Harness, Inc. ("Harness") to expedite its product purchase from numerous local manufacturing sources. As a result of the acquisition of Chrome Specialties, the Company has chosen Harness as its main source for both Chrome Specialties and Custom Chrome Products imported from Taiwan. As a result, it is anticipated that the Company expects to increase its product sourcing from, and accordingly, its reliance upon Harness in the future. In addition, Chrome Specialities sources manufactured products from Mexico. If Zodiac's or Harness's services were discontinued for any reason, the Company believes it could replace such services in a timely manner by its own capabilities and using other trading companies. In many cases, the Company would expect to continue using the same manufacturers. There can be no assurance, however, that it would not experience temporary supply delays.

  Although the Company, in certain instances, has chosen to purchase its entire supply of certain products from a single manufacturer, the Company does not regard any single manufacturer as essential to its operations. The Company did not purchase products representing more than 2.0% of its total sales from any single manufacturer during the fiscal years ended January 31, 1996, 1997 or 1998. As to products for which there is a single supplier, the Company has, in many cases, pre-qualified an acceptable alternative source and believes that such an alternative source could commence delivery of volume production quantities within several months. In certain cases, the Company also seeks to mitigate the potential adverse consequences of sole sources by maintaining adequate levels of finished goods inventory in stock and in transit. Nonetheless, the loss of a single source supplier or a major trading company relationship could have short-term adverse effects on operations.

     IMPACT OF THE YEAR 2000 ISSUE

  The year 2000 issue results from computer programs written using a two digit date field rather than four to define the applicable year. The Company's current main computer program utilizing a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company is in the process of installing a new computer software system which will increase operational and financial efficiencies and information analysis. The new enterprise system recognizes dates beyond December 31, 1999 and addresses the substantial position of the Year 2000 Issue as it impacts the Company. The cost of this project, as it relates to the year 2000 issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.



                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 2.   PROPERTIES

PROPERTIES

  The Company owns and leases the properties set forth below subject to the particular loan agreements and leases for each particular location:

                               OWNED PROPERTIES

              LOCATION          SQUARE FOOTAGE          USE
          ---------------- ----------------------- ---------------
          Morgan Hill, CA           120,000        Headquarters

          Louisville, KY            163,000        Distribution facility

                               LEASED PROPERTIES

              LOCATION          SQUARE FOOTAGE          USE
          ---------------- ----------------------- -----------------
          Fort Worth, TX             100,000       Headquarters and
                                                   distribution facility
                                                    (Chrome Specialties)

          Harrisburg, PA              87,500       Distribution facility

          Jacksonville, FL            60,600       Distribution facility

          Visalia, CA                100,800       Distribution facility

          Sylmar, CA                  38,400       Manufacturing facility

          Tainan, Taiwan              20,000       Procurement office and
                                                   warehouse

          Bad Kreuznach,              25,000       Headquarters and
          Germany                                  distribution facility (Tom's
                                                   GmbH)

  In addition, the Company holds the lease on a 60,000 square foot facility in Coppell, Texas which the Company is currently attempting to sublet.

ITEM 3.   LEGAL PROCEEDINGS

  On March 23, 1998 the Company received a written proposal from Golden Cycle, L.L.C. ("Golden") for a business combination between Golden and the Company in which Golden proposed that the Company's shareholders would receive cash consideration of $18.00 per share. Shortly thereafter Golden commenced a tender offer for all the issued and outstanding shares of the Company for $18.00 per share. In addition, Golden commenced a proxy solicitation to remove the current Board of Directors and replace them with Directors selected by Golden. Golden and a number of third parties have filed lawsuits in connection with the abovementioned tender offer and proxy solicitation.

  Delaware State Inspection Litigation

  On March 25, 1998, Golden, by and through its agent Cede and Company, served on the Company a demand for production of the Company's stockholder list and inspection of a wide range of books and records of the Company (the "Demand Letter"). On April 1, 1998, the Company responded by letter stating that the Company could not ascertain from the Demand letter whether a "proper purpose" under Delaware General Corporation Law (s) 220 had been stated and requested clarification. On April 2, 1998, Golden Cycle initiated proceedings in Delaware Chancery Court ("Chancery Court") seeking production of a stockholder list and equitable relief in the form of an order allowing inspection. Golden also sought expedited treatment of the entire matter. On April 3, 1998, the Chancery Court bifurcated the proceedings and ordered discovery on an expedited basis. On April 14, 1998, the Chancery Court ordered the Company to provide Golden Cycle with a stockholder list, and that list was provided to Golden Cycle on April 15, 1998. With respect to Golden Cycle's request for books and records other than a stockholder list, the Chancery Court set the matter for trial on May 22, 1998.

  Delaware State Fiduciary Duty Litigation

  On April 7, 1998, Golden filed a complaint in Chancery Court against the Company and each member of its board alleging interference with corporate franchise, breach of fiduciary duty and fraud. The action alleges various actions or inactions relating to Golden's consent solicitation and tender offer and seeks, inter alia, redemption of the Rights, injunctive relief and unspecified damages. On April 14, 1998 the Chancery Court scheduled a hearing to consider Golden Cycle's request for preliminary injunction relief to be held on May 8, 1998.

  California Federal Litigation

  On April 2, 1998, the Company filed suit in the United States District Court for the Northern District of California alleging, inter alia, that Golden violated the Securities Exchange Act of 1934 by filing false and misleading materials with regard to Golden's consent solicitation and that Golden's submission pursuant to Section 13 of the Exchange Act was also false and misleading. The Complaint seeks, inter alia, to enjoin the solicitation of written consents pursuant to Golden's solicitation materials.

  Delaware Federal Litigation

  On April 6, 1998, Golden filed suit against the Company and each member of the Board alleging that the Board set the record date for the written consent solicitation in contravention of the rules promulgated under the Exchange Act. The Compliant seeks, inter alia, a declaration that March 30, 1998 is ineffective as a record date for Golden's written consent solicitation. On April 22, 1998, the Company filed its answer to the complaint, in which it denied allegations that the record date for Golden Cycle's consent solicitation was set in contravention of the Exchange Act, or any of the rules and regulations promulgated thereunder.

  Delaware Class Action

  On March 26, 1998, the Great Neck Capital Appreciation Investment Partnership, L.P. ("Great Neck") filed a class action complaint in the Delaware Chancery Court on behalf of the Company's stockholders against the Company, each of the members of the Company's Board of Directors, and Ignatius J. Panzica, alleging that each of the defendants breached their fiduciary duties to the Company's stockholders by failing adequately to consider Golden's March 23, 1998 offer to purchase the Company, or to negotiate with Golden and/or other potential acquirors. On March 30, 1998, after Golden filed preliminary consent solicitation materials with the Securities and Exchange Commission, a second class action complaint was filed in the Delaware Chancery Court by Ralph Bonito, on behalf of the Ralph Bonito IRA and Company stockholders, against the same defendants. The complaint filed by Mr. Bonito is virtually identical to the complaint previously filed by Great Neck. Both complaints seek mandatory injunctive relief compelling the Company and the Board of Directors to take all steps necessary to arrange for the sale of the Company to the highest bidder.

     Internal Revenue Service Matters

     In March 1996 the Company received a Notice of Deficiency from the Internal Revenue Service (IRS) arising out of an examination of its income tax returns for the years ended January 31, 1992, 1993 and 1994. The Notice asserted that the Company had underpaid its income taxes in those years by approximately $4.3 million due to the IRS disallowance of deductions primarily for compensation related issues. Based on the advice of outside tax counsel, the Company has petitioned the U.S. Tax Court for a redetermination of these alleged deficiencies citing numerous errors in the IRS's allegations. In addition, the Company has asserted that it is due additional tax deductions totaling at least $3.1 million in the tax periods which were examined. While the outcome of this matter cannot be predicted with certainty, management believes, based on their review and the opinion of outside experts, that any liability resulting from this proceeding is not reasonably likely to have a material effect on the Company's liquidity, financial condition or results of operations. In February 1997 the Company received a Notice of Personal Assessment related to the same compensation related issues in its tax returns for the years ended January 31, 1995 and 1996. In March 1998, the Company was notified by the IRS that it had revised its position with respect to the matters contained in the Notice of Proposed Assessment and would not be issuing an assessment for the years ended January 31, 1995 and 1996.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a)    The Annual Meeting of Stockholders was held on November 5, 1997.

   (b) The following five directors were elected at the meeting to serve until the next Annual Meeting and until their successors are elected and qualified:

          Ignatius J. Panzica*
          James J. Kelly, Jr.
          Lionel M. Allen
          Joseph F. Keenan
          Joseph Piazza

          * Mr. Panzica resigned from the Board in November 1997.

   (c) The matters voted upon at the meeting and the results of the voting with respect to those matters were as follows:

                                          For        Withheld
          (1)  Election of directors:

               Ignatius J. Panzica        4,084,910   547,336

               James J. Kelly, Jr.        4,085,916   547,330

               Lionel M. Allen            4,085,031   547,215

               Joseph F. Keenan           4,084,706   547,540

               Joseph Piazza              4,085,031   547,215

                                               For        Against     Abstain   Broker Non-
                                                                                Votes
          (2)  Proposal to approve the         2,292,156  1,301,503   19,216    1,019,371
           Company's 1997 Stock Plan and to
           reserve 500,000 shares of
           Common Stock for issuance
           thereunder.

                                                For        Against   Abstain   Broker Non-
                                                                               Votes
          (3)  Proposal to approve the          2,846,438  845,757   21,121    918,930
           Company's 1997 Director Option
           plan and to reserve 50,000 shares
           of Common Stock for issuance
           thereunder.

                                                 For        Against   Abstain   Broker Non-
                                                                                Votes
          (3)  Proposal to ratify KPMG Peat      4,604,145   15,755   12,346
           Marwick LLP as the Company's
           independent public accountants for
           the fiscal year ending January 31,
           1998.

The foregoing matters are described in detail in the Company's definitive proxy statement dated September 17, 1997, for the Annual Meeting of Stockholders held on November 5, 1997.



                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

                                                   Price Range of
                                                    Common Stock
                                                 -------------------
                                                    High     Low
                                                 ---------  --------
    Year ended January 31, 1998
      First Quarter............................    $ 13.75    $11.50
      Second Quarter...........................    $ 17.00    $15.00
      Third Quarter............................    $ 16.50    $13.00
      Fourth Quarter...........................    $ 13.25    $11.00
    Year ended January 31, 1997
      First Quarter............................    $ 27.50    $24.00
      Second Quarter...........................    $ 27.88    $22.00
      Third Quarter............................    $ 22.63    $16.25
      Fourth Quarter...........................    $ 21.375   $18.25

  On April 24, 1998, the Company had 268 holders of record of its Common Stock and approximately 5,161,136 shares outstanding.

  In connection with the acquisition of Chrome Specialties, the Company entered into a $73.5 million credit agreement which (i) provided funding for the acquisition price for Chrome Specialties, Inc. (ii) provided funding to retire $15,000,000 of Senior Secured Notes and (iii) provided the Company additional working capital borrowing ability. Borrowings under the new credit facility bear interest at the Interbank Borrowing Rate plus 1.75%. The rate reduces as the Company reduces as the Company reduces the initial debt level. In addition the Company has fixed the rate for two-thirds of the borrowing be means of a swap transaction. The financing agreement requires the Company to achieve or maintain certain financial results or ratios, and restricts the Company's ability to pay dividends, repurchase common stock, make further acquisitions and effect certain other transaction without the bank's consent.

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

                                                                        Year Ended
                                                                        January 31,
                                                     --------------------------------------------------
                                                        1998       1997      1996      1995     1994(1)
                                                     ---------  ---------- --------  --------  --------
                                                             (In thousands, except per share data)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Sales, net.........................................   $122,725   $108,557   $93,906   $74,904   $67,252
Gross profit.......................................     45,009     43,723    39,127    31,571    28,669
Operating income...................................      7,361     14,961    13,953    11,341    10,007
Income before income taxes, and
cumulative effect of a change in
accounting principle...............................      4,397     13,046    12,316    10,640     9,180
Income before cumulative effect of a
 change in accounting principle...............           2,283      7,872     7,921     6,416     5,508
Net income.........................................   $  2,283   $  7,872   $ 7,921   $ 6,416   $ 7,108
                                                      ========   ========   =======   =======   =======
Income per share before cumulative
effect of a change in accounting
principle
   Basic...........................................   $   0.45   $   1.49   $  1.57   $  1.28   $  1.13
                                                      ========   =========  =======   =======   =======
   Diluted.........................................   $   0.44   $   1.48   $  1.52   $  1.27   $  1.10
                                                      ========   =========  =======   =======   =======
Net income per share
   Basic...........................................   $   0.45   $   1.49   $  1.57   $  1.28   $  1.46
                                                      ========   ========   =======   =======   =======
   Diluted.........................................   $   0.44   $   1.48   $  1.52   $  1.27   $  1.42
                                                      ========   ========   =======   =======   =======
Shares used in per share calculation
   Basic...........................................      5,094      5,272     5,048     5,001     4,855
                                                      ========   ========   =======   =======   =======
   Diluted.........................................      5,233      5,327     5,209     5,052     5,006
                                                      ========   =========  =======   =======   =======
                                                                          January 31,
                                                     --------------------------------------------------
                                                        1998       1997      1996      1995     1994(1)
                                                     ---------  ---------- --------  --------  --------
CONSOLIDATED BALANCE
  SHEET DATA:
Working capital....................................   $ 58,898    $52,791   $45,710   $39,286   $18,826
Total assets.......................................   $142,082     91,497    89,712    64,337    47,264
Long-term debt.....................................   $ 52,302     16,154    19,489    19,476     4,752

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

   Seasonality Results of Operations

   Global Motorsport Group, Inc.'s net sales for its first two quarters of any particular fiscal year, are generally greater than the net sales for the balance of the year. This increase in net sales is due to a greater number of shippable orders placed by dealers in anticipation of, and during, the warm-weather months, which are the peak of the motorcycle riding season. Because the Company's markets are influenced by seasonal weather conditions, net sales generally decrease during the last two quarters of the fiscal year. This decrease has a significant impact on the Company's quarterly operating income during the last two quarters of the year because certain operating expenses remain relatively constant throughout the year. The Company attempts to mitigate this seasonality through various promotional efforts and incentives during the last two quarters.

   Year ended January 31, 1998 compared to year ended January 31, 1997

   Sales, net increased 13.1% to $122,725,000 for the year ended January 31, 1998 from $108,557,000 for the year ended January 31, 1997. The growth in product shipments in the year was primarily due to the acquisition of the operations of Chrome Specialties, Inc. in September 1997 which contributed $11.3 million in net sales during the period ended January 31, 1998. The remaining $2.8 million in sales growth was the result of sales to customers who initiated business with the Company in the last one or two years particularly in the western region of the United States. Sales growth due to price increases was not material. Sales growth in the Company's core operations was lower in the current year when compared to sales growth from prior years primarily due to delays in the receipt of products imported from the Far East (primarily Taiwan). These delays resulted from compliance deficiencies noted by the U.S. Customs Service regarding the Company's products, which delayed the release to the Company's distribution centers. These delays resulted in higher than anticipated back orders for products which were out of stock. In addition, the Company's main service provider for shipment to customers, United Parcel Service, experienced a 3 1/2 week labor stoppage in August by its ground delivery personnel, which significantly reduced sales and increased shipping costs for the Company. Other factors in the year ended January 31, 1998 which resulted in lower sales growth than recent experience were lower sales in export markets, primarily Germany, one less sales day in the year when compared to last year and generally poor leisure motorcycling weather throughout the Eastern United States and Europe in the Spring and early Summer of 1997.

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

   Gross profit increased 2.9% to $45,009,000 for the year ended January 31, 1998 from $43,723,000 for the year ended last year. The increase over the prior year was entirely the result of the inclusion of the operations of Chrome Specialties in September 1997 which accounted for a $4.1 increase in gross profit. The decrease in growth profit in the core business as compared with last year was the result of lower sales of foreign sourced and higher margin product, resulting from the aforementioned delays in customs clearance. In addition, to the customs clearance problems, gross margin as a percentage of sales was lower in the current period when compared to last year as a result of sales discounts and sales price decreases responding to price competition from smaller distributors and direct selling manufacturers in non-proprietary product lines and a general shift in product sales mix to lower margin domestically produced products away from higher margin foreign produced products.

   As a result, gross margin as a percentage of sales was 36.7% for the year ended January 31, 1998, as compared with 40.3% in the prior year. Management continues to see price competition from smaller distributors and direct selling manufacturers in non-proprietary product lines as continuing trends in the market. Management is reviewing its product introduction guidelines with respect to minimum gross margins to counter the past two years shift in product mix to lower margin domestically produced products.

   Selling, general and administrative expenses increase 22.5% to $33,114,000 for the year ended January 31, 1998 from $27,039,000 in last fiscal year. The increase in such expenses was the result of (i) the consolidation of the operations of Chrome Specialties, Inc. in September 1997 which added $2.9 million in selling, general and administrative expenses, (ii) provisions for the closure of the Custom Chrome, Inc. Dallas - Fort Worth distribution facility of approximately $620,000, (iii) higher distribution facility costs as the result of new distribution facility openings during the year in Dallas - Fort Worth, Texas and Jacksonville, Florida of $450,000, (iv) higher compensation costs as a result of additional sales staff required for the Company's expanded field sales representative program and (v) higher legal costs incurred primarily as a result of litigation with the U.S. Internal Revenue Service of $533,000. Selling, general and administrative expenses were 27.0% of sales in the year ended January 31, 1998 as compared with 24.9% of sales in the last fiscal year.

   In the year ended January 31, 1998 the Company established a provision for benefits related to an employment agreement with the Company's past Chairman, President and Chief Executive Officer who was terminated on November 5, 1997 which provided for a bonus ranging from 3 to 5% of operating earnings before non-recurring charges. This 1989 agreement terminates when $6,093,000 has been paid. The charge to earnings in January 1998 was $3.1 million which was the balance remaining to be paid under the agreement.

   Product development expense decreased 18.3% to $1,407,000 for the year ended January 31, 1998 when compared to the same for the last fiscal year. These expenses as a percentage of sales were 1.2% in the current year as compared with 1.6% in the same period last year. The decrease in product development expenses as a percentage of sales was primarily due to the acquisition of Chrome Specialties Inc. which does not have a product development department. Despite the decrease in product development expenses the Company continues to be committed to the introduction of new proprietary products.

   Interest expenses increased $1,049,000 for the year ended January 31, 1998 compared to last fiscal year. The increase was due to higher bank borrowings in September 1997 through year end to finance the acquisition of the net assets of Chrome Specialties, Inc.

   The Company's effective consolidated income tax rate was 48.1% for the year ended January 31, 1998 as compared with 39.7% for the last fiscal year. The higher effective consolidated income tax rate in the current year was the result of the effect of non-deductible amortization in the tax calculation.

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

   Liquidity and Capital Resources

   On September 16, 1997 the Company completed the acquisition of substantially all the assets and assumed certain liabilities of Chrome Specialties. Chrome Specialties was a privately held, independent, wholesale distributor of aftermarket parts and accessories for Harley Davidson motorcycles which operates from its 100,000 sq. ft. warehouse and headquarters in Fort Worth, Texas.

   In connection with the acquisition of Chrome Specialties, the Company entered into a $73.5 million credit agreement which (i) provided funding for the acquisition price for Chrome Specialties, Inc., (ii) provided funding to retire$15,000,000 of Senior Secured Notes and (iii) provided the Company additional working capital borrowing ability. Borrowings under the new credit facility bear interest at the Bank's Base Rate or the London Interbank Borrowing Rate plus 1.75%. The agreement provides that the interest rate reduces as the Company reduced the initial debt level. In addition the Company has fixed the rate for two-thirds of the borrowing by means of a swap transaction. The financing agreement requires the Company to achieve or maintain certain financial results or ratios, and restricts the Company's ability to pay dividends, repurchase common stock, make further acquisitions and effect certain other transactions without the bank's consent. For the period for September, 16, 1997 to January 31, 1998 the Company was not in compliance with a number of its covenants under the credit agreement. The syndicate of Banks, provided waivers for these violations in return for a fee and certain modifications of the agreement. There can be no assurance that the Company will be able to maintain such compliance. Any failure to comply with these or other requirements of the bank agreement could have a material adverse effect on the Company's liquidity, business and results of operations.

   Net cash provided by operating activities in the year ended January 31, 1998 was $4,412,000 compared with $9,523,000 in the prior year. In the year ended January 31, 1998, the Company made capital expenditures for equipment necessary for two new distribution centers and tooling for new products. The Company also expended $3,488,000 for the repurchase of 276,000 shares of the Company's common stock on the open market. The Company believes that cash flow from operations and funds from the working capital line of credit will be adequate to meet its capital and cash requirements at least through the next 12 months.

IMPACT OF THE YEAR 2000 ISSUE

   The year 2000 issue results from computer programs written using a two digit date field rather than four to define the applicable year. The Company's current main computer program utilizing a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company is in the process of installing a new computer software system which will increase operational and financial efficiencies and information analysis. The new enterprise system recognizes dates beyond December 31, 1999 and addresses the substantial position of the Year 2000 Issue as it impacts the Company. The cost of this project, as it relates to the year 2000 issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, SFAS No. 130, Reporting Comprehensive Income was issued. SFAS No. 10 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income includes all changes in equity during a reporting period, except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement for its year ending January 31, 1999 and does not anticipate this statement will have a significant impact on its financial condition or results of operations.

   In July 1997, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information was issued. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company will adopt this statement for its year ending January 31, 1999 and does not anticipate this statement will have a significant impact on its financial condition of results of operations.


ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

   See item 14(a) for an index to the consolidated financial statements and supplementary financial information which are attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is information regarding the present directors and executive officers of the Company and their respective ages and positions:

          NAME                           POSITION(S) WITH THE COMPANY                    AGE
----------------------------  -----------------------------------------------------   ----------
Joseph Piazza...............  President and Chief Executive Officer                       62
James J. Kelly, Jr..........  Director; Executive Vice President, Finance; Chief          47
                              Financial Officer; Secretary
Lionel M. Allan.............  Director                                                    54
Joseph F. Keenan............  Chairman                                                    56
R. Steven Fisk..............  Senior Vice President, Purchasing, Product                  47
                              Development and Operations
Dennis B. Navarra...........  Vice President, Administration and Assistant Secretary      43
Joseph P. Piazza, Jr........  Vice President, Sales                                       32
Frederick Saunders, Jr......  Vice President, Marketing                                   46
Frances Jimenez-Mora........  Vice President, Human Resources                             41

  JOSEPH PIAZZA has served as President and Chief Executive Officer since November 5, 1997 and as a Director of the Company since April 1996. From 1989 until October 1992, Mr. Piazza served as Executive Vice President of Lacy Diversified industries, a privately-owned holding company, which owns Rocky Cycle Company, a motorcycle parts and accessory distribution company. From 1975 to 1986, Mr. Piazza served as President and Chief Executive Officer of Rocky Cycle Company.

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

  LIONEL M. ALLAN has served as a director of the Company since June 1994. For more than five years, Mr. Allan has been President of Allan Advisors, Inc., a board and legal consulting firm. Mr. Allan is a director and past Chairman of the Board of KTEH Public Television Channel 54, in San Jose, California, a director of Accom, Inc., a digital video systems company, and a director of Catalyst Semiconductor, Inc., a semiconductor company.

  JOSEPH F. KEENAN has served as Chairman of the Company since November 5, 1997 and as a Director of the Company since July 1993. Mr. Keenan is currently in private law practice in San Francisco, California. Mr. Keenan served as President and Chief Executive Officer of Data East U.S.A. Inc., a privately owned manufacturer of coin operated and home video electronic games, from 1989 to 1992. Previously, he was a principal of Wilkes Bashford Ltd., a specialty retailer of clothing and accessories in Northern California. Mr. Keenan has also held the positions of President and Chief Executive Officer at Pizza Time Theater, Inc. and Atari, Inc.

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

  JOSEPH P. PIAZZA, JR. has been with the Company since February, 1998. Prior to joining the Company, Mr. Piazza Jr. served as General Manager for Helmet House in Calabasas Hills, California from 1996 to 1998 and was Regional Sales/Branch Manager for Tucker Rocky Distributing from 1992 to 1996. He holds a B.A. in Business Economics from the University of California, Santa Barbara and is currently pursuing a Masters of Business Administration Degree from Pepperdine University.

  FREDERICK SAUNDERS, JR. has been with the company since 1995. Mr. Saunders joined the Company in 1995 as Associate Director of Marketing and Sales. Mr. Saunders was promoted to Director of Marketing and Sales in July 1997 and to Vice President, Marketing in February 1998. Prior to joining the Company, Mr. Saunders was employed from 1979 to 1995 as Director, Corporate Marketing, for Tab Products Co. in Palo Alto. Mr. Saunders holds a B.S. in Marketing from rider College, College of Architecture, University of Maryland.

  FRANCES JIMENEZ-MORA joined the Company in September, 1997 as Director, Human Resources and was promoted to Vice President, Human Resources in February 1998. Prior to joining the Company, Ms. Jimenez-Mora was employed as Regional Human Resources Manager for Modine Aftermarket Holdings, for five years. She holds a B.A. in English from California State University, Stanislaus.

Except for Joseph Piazza and Joseph Piazza Jr., there are no family relationships among executive officers or Directors of the Company.

BOARD MEETINGS AND COMMITTEES

  The Board of Directors held a total of six (6) meetings and acted by written consent three (3) times during the year ended January 31, 1998. The Company has an Audit Committee and a Compensation Committee of the Board of Directors. Each director attended at least 75% of the aggregate number of meetings of the Board of Directors and of the Committees on which such directors served and that were held during the period that such individual was a member of the Board of Directors.

  The Audit Committee is primarily responsible for approving the services performed by the Company's independent auditors and reviewing reports of the Company's external auditors regarding the Company's accounting practices and systems of internal accounting controls. This Committee currently consists of Messrs. Allan and Keenan. The Audit Committee held two (2) meetings during the year ended January 31, 1998.

  The Compensation Committee reviews and approves the Company's general compensation policies, establishes the compensation levels for the Company's executive officers and is responsible for administration of the Company's Stock Option Plans. This Committee currently consists of Messrs. Keenan and Allan. The Compensation Committee held two (2) meetings and acted by written consent six (6) times during the year ended January 31, 1998.

REMUNERATION

  The Company currently pays all non-employee Board members a fee of $6,250 for each full fiscal quarter that they serve as a Board member and pays its non-employee Chairman of the Board $12,500 for each full fiscal quarter that such person serves.

  The Company's Director Option Plan (the "Director Plan") includes an automatic option grant program under which each individual who first becomes a non-employee Board member will receive, at the time of his or her initial election or appointment to the Board, an automatic option grant to purchase 2,500 shares of Common Stock at an exercise price per share equal to 100% of the fair market value per share on the grant date. In addition, at each Annual Stockholders Meeting (the "Meeting"), each individual who is to continue to serve as a non-employee Board member after the Meeting will receive an additional option grant to purchase 2,500 shares of Common Stock. Options granted thereunder will become exercisable for 25% of the option shares upon the optionee's completion of one year of Board service measured from the grant date and will become exercisable for the balance of the option shares in 36 equal and successive monthly installments upon the optionee's completion of each additional month of Board service thereafter. In the event of a merger of the Company or the sale of substantially all of the assets of the Company, each option may be assumed or an equivalent option substituted for by the successor corporation. If an option is assumed or substituted for by the successor corporation, it shall continue to vest as provided in the Director Plan. However, if a non-employee director's status as a director of the Company or the successor corporation, as applicable, is terminated other than upon a voluntary resignation by the non-employee director, each option granted to such non-employee director shall become fully vested and exercisable. If the successor corporation does not agree to assume or substitute for the option, each option shall become fully vested and exercisable for a period of thirty days from the date the Board notifies the optionee of the option's full exercisability, after which period the option shall terminate. To date, each of Mr. Keenan and Mr. Allan has received an option for 2,500 shares pursuant to the Director Plan.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

  The following table sets forth the compensation earned for each of the last three fiscal years by (i) the Company's Chief Executive Officer, (ii) the Company's executive officers at January 31, 1998 whose compensation for the year ended January 31, 1998 was at least $100,000 and (iii) the Company's former Chief Executive Officer.

                                                                            Long Term
                                                  Annual Compensation       Compensation
                                               -------------------------    ------------
                                    Year                                     Securities
                                    Ended                                    Underlying     All Other
                                  January 31,  Salary($)/(1)/   Bonus($)     Options(#)    Compensation
                                  ----------   --------------  ---------    ------------   ------------
Joseph Piazza..................     1998         150,000/(2)/   50,000         100,000        500/(3)/
  President and Chief               1997              --            --             --         --
  Executive Officer                 1996              --            --             --         --

James J. Kelly, Jr.............     1998         136,258            --         35,000        500/(3)/
  Director, Executive               1997         134,189           293/(4)/    32,250        500/(3)/
  Vice President, Finance           1996         131,005         4,551/(4)/    32,250        500/(3)/
  Secretary

R. Steven Fisk.................     1998         103,255            --         35,000        500/(3)/
  Senior Vice President             1997          95,742            --         32,250        500/(3)/
  Purchasing, Product               1996          91,212            --         27,250        500/(3)/
  Development and Operations...

Daniel Stern /(5)/.............     1998         101,738            --         35,000        500/(3)/
  Senior Vice President             1997          98,902            --         32,250        500/(3)/
  Sales and Marketing               1996          94,520            --         27,250        500/(3)/

Ignatius J. Panzica............     1998         270,780       407,000        110,000        500/(3)/
  Former Chairman of the            1997         328,038       653,910        100,000        500/(3)/
  Board, President and Chief        1996         337,550       614,805        100,000        500/(3)/
  Executive Officer /(6)/

__________________
/(1)/ Includes (i) salary deferral contributions made by the executive officer to the Company's 401(k) Plan and (ii) compensation for accrued vacation time not taken.

/(2)/ Includes $75,000 paid to Mr. Piazza for consulting services rendered to the Company's German Subsidiary, Tom's Motorcycle Products. Mr. Piazza's annual salary is $300,000.

/(3)/ Represents matching contributions made by the Company on behalf of such executive officers to the Company's 401(k) Plan.

/(4)/ Represents forgiveness of interest accrued during calendar year 1996 and 1997 on a loan made to Mr. Kelly to the Company in June 1994. The loan was repaid in full during the year ended January 31, 1997.

/(5)/ Mr. Stern resigned from the Company on April 1, 1998.

/(6)/ Mr. Panzica's employment was terminated by the Company on November 5, 1997.

OPTION GRANTS

  The following table provides information with respect to the stock option grants made during the fiscal year ended January 31, 1998 to the Company's executive officers named in the Summary Compensation Table above. No stock appreciation rights were granted to these individuals during such fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                    Potential Realizable
                                                                                      Value at Assumed
                                                                                           Annual
                                                                                       Rate of Stock
                                                                                     Price Appreciation
                                  Individual Grants                                   for Option Term
                       -----------------------------------------                -----------------------------
                                         % of Total
                                          Options      Exercise
                                         Granted to     or Base
                          Options       Employees in  Price/(1)/    Expiration
       Name              Granted(#)     Fiscal Year     ($/sh)         Date     5% ($)/(2)/   10 % ($)/(2)/
--------------------   -------------   -------------  ----------   ----------   -----------   ---------------
Joseph Piazza........  100,000/(3)/      13.4%         $12.00       01/14/08      $ 754,673   $   1,912,491
James J. Kelly, Jr...   35,000/(4)/       4.7%         $11.75       04/01/07      $ 258,633       $ 655,427
R.  Steven Fisk......   35,000/(4)/       4.7%         $11.75       04/01/07      $ 258,633       $ 655,427
Daniel Stern.........   35,000/(4)/       4.7%         $11.75       04/01/07      $ 258,633       $ 655,427
Ignatius J. Panzica    110,000/(5)/      14.8%         $11.75             --             --              --

_____________________________
/(1)/ The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income tax liability incurred by the optionee in connection with such exercise.

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

/(3)/ Such option will become exercisable for 100% of the option shares immediately.

/(4)/ Such option will become exercisable for 25% of the option shares upon the optionee's completion of one year of service with the Company, measured from the April 1, 1997 grant date, and will become exercisable for the balance of the shares in 36 equal and successive monthly installments upon the optionee's completion of each additional month of service thereafter. However, the option will become immediately exercisable for all the option shares in the event the Company is acquired by a merger or asset sale, unless the option is assumed or replaced by the acquiring entity. The Compensation Committee also has the authority to provide for the automatic acceleration of such option in the event there is a hostile take-over of the Company, whether by successful tender offer for more than 50% of the Company's outstanding voting securities or contested election of Board membership. The option has a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of employment with the Company.

/(5)/ All such options lapsed three months after Mr. Panzica ceased to be a service provider to the Company in November 1997.

OPTION EXERCISED AND HOLDINGS

  The table below sets forth information concerning the exercise of options during the fiscal year ended January 31, 1998 and unexercised options held as of the end of such year by the Company's executive officers named in the Summary Compensation Table. No stock appreciation rights were exercised during such fiscal year or outstanding as of the end of that fiscal year.


                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                            Value of
                                          Aggregate           Numbe r of                  Unexercised
                           Shares           Value         Unexercised Options at          In-the-Money
                         Acquired On     Realized/(1)/        FY-End (#)             Options at FY-End/(2)/
       Name              Exercise (#)         $         Exercisable/Unexercisable   Exercisable/Unexercisable
       ----              ------------    -------------  -------------------------   -------------------------
Joseph Piazza.........       --                 --            101,926/3074              $      50,000/0
James J. Kelly, Jr....       --                 --           59,997/68,360              $44,983/$51,270
R. Steven Fisk........       --                 --           39,985/66,485              $$29,989/49,864
Daniel Stern..........   34,900           $146,527            8,129/66,485              $ 6,097/$49,864
Ignatius J. Panzica(3)       --                 --                      --                           --

_________________________

/(1)/ Value Realized is equal to the market price of the purchased shares at the time the option is exercised, less the aggregate exercised price paid for such shares. Value Realized does not take into account the federal and state income taxes payable by the individual in connection with the option exercise or the subsequent sale of the shares.

/(2)/ Market price at fiscal year end ($12.50) less exercise price. For purposes of this calculation, the fiscal year end market price of the shares is deemed to be the closing sale price of the Company's Common Stock as reported on the National Association of Securities Dealers Automated Quotations System on Wednesday, January 31, 1998.

/(3)/ Mr. Panzica's options lapsed three months after Mr. Panzica ceased to be a service provider to the Company in November 1997.


EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL ARRANGEMENT

   Ignatius J. Panzica entered into an employment agreement with the Company in August 1989 in connection with the acquisition of the Company by Custom Chrome Holdings, Inc. This agreement was subsequently amended in September 1991 in connection with the initial public offering of the Company's Common Stock and was further amended in February 1994. Pursuant to the 1994 amendment agreement, Mr. Panzica was entitled to a minimum level of annual base salary, which as a result of periodic increases authorized by the Compensation Committee was at $300,000 until Mr. Panzica's termination as an employee of the Company on November 5, 1997. In addition, Mr. Panzica was to be paid an annual bonus based upon the Company's operating income for each fiscal year. Under the bonus formula, Mr. Panzica earned an aggregate bonus each year equal to 3% of operating income up to $5,400,000, 4% of operating income between $5,400,000 and $8,000,000 and 5% of operating income in excess of $8,000,000. Operating income is defined as the consolidated net income of the Company and its subsidiaries, as reflected in the Company's audited financial statements, but adjusted to exclude extraordinary gains or losses and to add back nonrecurring charges, interest on long-term debt, income taxes and amortization associated with the 1989 acquisition. On November 5, 1997, Mr. Panzica was terminated as an officer and employee of the Company. The Company recorded a provision for $3,127,000 in January 1998 to account for the sums payable pursuant to the agreement.

   James J. Kelly, Jr. entered into an at-will employment agreement with the Company in March 1992, when he first joined the Company as Chief Financial Officer. Pursuant to that agreement, Mr. Kelly is entitled to minimum level of annual base salary, which as a result of periodic increases authorized by the Compensation Committee is at $175,000 effective November 1, 1997, plus a bonus of up to 20% of his base salary awarded in the sole discretion of the Compensation Committee.

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

   Based upon the copies of those reports furnished to the Company and written representations that no other reports were required to be filed, the Company believes that all reporting requirements under Section 16(a) for the year ended January 31, 1997 were met in a timely manner by each executive officer, Board member and greater than ten percent (10%) stockholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The members of the Compensation Committee are Joseph Keenan and Lionel M. Allan. Neither Mr. Keenan nor Mr. Allan was at any time during the year ended January 31, 1998 or at any other time an officer or employee of the Company.

   No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.


                    [REMAINDER OF PAGE INTENTIONALLY BLANK]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of April 24, 1998 by (i) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (ii) each director, (iii) each executive officer of the Company named in the Summary Compensation Table in Item 11 above, and (iv) all current directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. On April 24, 1998, approximately 5,161,136 shares of the Company's Common Stock were outstanding.

                                                         Percent of Shares
                                                   --------------------------------
                                                      Shares
                                                    Beneficially     Beneficially
     Name and Address of Beneficial Owner**            Owned            Owned
-------------------------------------------------  --------------   ---------------
Golden Cycle, L.L.C. (1)
  4025 Crooked Hill Road
  Harrisburg, PA 17110...........................      528,700            10.24%

FMR Corp. (2)
  82 Devonshire Street
  Boston, MA 02109...............................      526,100            10.19%

State of Wisconsin Investment Board (3)
  121 E. Wilson Street
  Madison, WI 53702..............................      470,300             9.11%

Heartland Advisors, Inc.  (4)
  790 North Milwaukee Street
  Milwaukee, WI 53202............................      452,000             8.76%

Investment Counselors of Maryland, Inc.  (5)
  803 Cathedral Street
  Baltimore, MD 21201-5297.......................      257,900             5.00%

Joseph Piazza (6)................................      112,447             2.18%

James J. Kelly, Jr. (7)..........................       83,300             1.61%

R.  Steven Fisk (8)..............................       73,167             1.42%

Lionel M. Allan (9)..............................       39,561                 *

Joseph F. Keenan (10)............................       31,207                 *

Ignatius J. Panzica(11)..........................            -                 -

All current directors and executive officers as
a group (9 persons)..............................      557,562            10.80%

____________________________
*     Less than one percent (1%)
**    Addresses are c/o the Company, unless otherwise set forth.
(1)   Based on Schedule 13D dated March 23, 1998, filed by Golden Cycle, L.L.C.
(2) Based on schedule 13G dated February 14, 1998, filed by FMR Corp. ("FMR"). Represents shares beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR, as a result of its serving as an investment advisor to various investment accounts.
(3) Based on Schedule 13G/A dated January 20, 1998, filed by the State of Wisconsin Investment Board.
(4)   Based on Schedule 13G, dated January 23 1998 filed by Heartland Advisors,
      Inc.
(5) Based on Schedule 13G, dated March 19, 1998 filed by Investment Counselors of Maryland, Inc.
(6) Includes 112,447 shares issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days after April 24, 1997.
(7) Includes 79,403 shares issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days after April 24, 1998.
(8) Includes 58,473 shares issuable upon exercise of options which are currently exercisable or which will become exercisable with 60 days after April 24, 1997.
(9) Represents 39,561 shares issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days after April 24, 1998.
(10) Includes 28,707 shares issuable upon the exercise of options which are currently exercisable or which will become exercisable within 60 days after April 24, 1998.
(11) The information set forth for Mr. Panzica is based solely upon information provided to the Company by the Company's transfer agent on May 6, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Beginning in February 1997 Joseph Piazza served as a consultant to the Company to oversee the operations of its German Subsidiary, Tom's Motorcycle Parts and Accessories GmbH. For his services Mr. Piazza was paid $10,000 per month in consulting fees plus reimbursement of his living expenses. Such consulting fees totaled $75,000 in the year ended January 31, 1998.

  Lionel M. Allan served as a legal consultant for the Company during the fiscal year ended January 31, 1998. For his services Mr. Allan received fees of $5,000 per month through October 31, 1997 and $6,750 per month from November 1, 1997 through January 31, 1998. In addition he received a $1,000 per month office allowance. Such fees and office allowance totaled $77,250 for the year ended January 31, 1998.

  In January, 1998 the Company hired Joseph Piazza, Jr., the son of the President and Chief Executive Officer, as Director of Outside Sales. In February, 1998 he was named Vice President, Sales. From 1996 to 1998, Mr. Piazza served as General Manager for Helmet House in Calabasas Hills, CA, a distributor of motorcycle helmets. From 1992 to 1996 he served as a Regional Sales and Branch manager for Tucker Rocky Distributing, a distributor of motorcycle and other leisure motorsport parts and accessories. Mr. Piazza Jr.'s annual salary is $100,000.

  The Company provides coverage under its group medical plan for both of the Company's non-employee directors, Lionel M. Allan and Joseph F. Keenan, at a cost of approximately $700 per month per director.

  See Item 10--Directors and Executive Offers of the Registrant--Remuneration.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)  1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                        Page
                                                                                            ----
       The following Consolidated Financial Statements of Global Motorsport
       Group, Inc. and its subsidiaries are filed as part of this report on Form
       10-K:

             Independent Auditors' Report                                                   F-1

             Consolidated Balance Sheets - January 31, 1998 and 1997                        F-2

             Consolidated Statements of Operations - Years ended January
             31, 1998, 1997 and 1996                                                        F-3

             Consolidated Statements of Shareholders' Equity - Years ended
             January 31,1998, 1997 and 1996                                                 F-4

             Consolidated Statements of Cash Flows - Years ended January
             31, 1998, 1997 and 1996                                                        F-5

             Notes to Consolidated Financial Statements                              F-6 - F-15

       2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

             Schedule II -   Valuation and Qualifying Accounts                            II-16

       All other schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

   (B) REPORTS ON FORM 8-K

       Global Motorsport Group, Inc. filed a Form 8-K Current Report on September 19, 1997 regarding the Acquisition of the net assets of Chrome Specialties, Inc.

   (C) EXHIBITS

Exhibit
Number Exhibit
--------------

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

  4.2      Reference is made to Exhibit 3.2.

  4.3      Reference is made to Exhibit 3.3.

  10.1(1)  Custom Chrome, Inc. 1991 Stock Option Plan (the "Stock Option Plan").

  10.2(1) Form of Stock Option Agreement for granting stock options under the Stock Option Plan.

  10.3(2) Custom Chrome, Inc. 1991 Stock Option Plan, as restated on March 2, 992 (the "Restated Stock Option Plan").

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

  10.5(2) Form of Non-Statutory Stock Option Agreement for automatic option grants made under the Restated Stock Option Plan.

  10.6(1) Form of Employment or Association Agreement for Assignment of Inventions and Confidentiality of Company Information.

  10.7(1)      Form of Director's Indemnification Agreement.

  10.8(1) Long-Term Incentive Compensation Agreement between Custom Chrome Holdings, Inc. and Ignatius J. Panzica dated August 23, 1989.

  10.9(1) Management Bonus and Non-competition Agreement between Custom Chrome, Inc. and Ignatius J. Panzica dated August 23, 1989.

  10.10(1) Exclusive Manufacturing and Royalty Agreement between Custom Chrome, Inc. and Zodiac Enterprises, Ltd. dated March 7, 1987.

  10.11(1) Amendment Agreement to Exclusive Manufacturing and Royalty Agreement between Custom Chrome, Inc. and Zodiac Enterprises, Ltd. dated August 1991.

  10.12(1) Employment Agreement between Custom Chrome, Inc. and Ignatius J. Panzica dated September 19, 1991.

  10.13(1) Amendment between Ignatius J. Panzica and Custom Chrome, Inc. dated September 19, 1991, to Subscription and Stockholders Agreement between Custom Chrome, Inc. and the Investors therein August 23, 1989.

  10.14(3) Form of Master Lease Agreement between Custom Chrome, Inc. and BancBoston Leasing Inc.

  10.15(3) Installment Sale Agreement between Custom Chrome, Inc. and Hewlett-Packard Company dated February 1992 and related documents.

  10.16(5) Lease agreement between Custom Chrome, Inc. and Central Storage & Transfer Company. dated December 17, 1991.

  10.17(4)     Line of Credit Agreement between the Company and Bank of America
               N. T. & S. A.

  10.18(6) Lease between the Company and Allen Chrome Partners, dated April 14, 1994.

  10.19(6) Lease between the Company and H.L.M. Properties dated February 18, 1994.

  10.20(8)     1995 Stock Option Plan and form of stock option agreement.

  10.21(9)     Custom Chrome, Inc. 1996 Employee Stock Purchase Plan.

  10.22(10)    Asset Acquisition Agreement among Custom Chrome, Inc., CSI
               Acquisition Corporation, Chrome Specialties, Inc. and the
               Shareholders of Chrome Specialties, Inc.

  10.23* Amendment to Employment Agreement between Custom Chrome, Inc. and Ignatius J. Panzica dated September 19, 1991, dated February 1994.

  10.24* Credit Agreement dated September 16, 1997 among Global Motorsport Group, Inc. and CSI Acquisition Sub., Inc., Bank of America NT and SA, as Agent and Letter of Credit Issuing Bank and the other financial institutions party hereto.

  22.1*        Subsidiaries of the Company.

  23.1*        Consent of Independent Auditors

  24.1*        Power of Attorney.  Reference is made to page 38 of this Report.

  27*          Financial Data Schedule
________________________________

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

(9) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-12891) declared effective by the Securities & Exchange Commission on September 27, 1996.

(10) Incorporated by reference from an exhibit filed with the Company's report on Form 8-K filed with the Securities and Exchange Commission on September, 1997.

*    Filed herewith

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MORGAN HILL, CALIFORNIA ON THIS 7/th/ DAY OF MAY, 1998.


     GLOBAL MOTORSPORT GROUP, INC.



     By /s/ Joseph Piazza
        ----------------------------------------
          Joseph Piazza
          President and
          Chief Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Piazza and James J. Kelly, Jr. and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name                      Title                                   Date
----                      -----                                   ----
/s/ Joseph F. Keenan      Chairman                                May 7, 1998
-----------------------
(Joseph F.  Keenan)


/s/ Joseph Piazza         President and Chief Executive Officer   May 7, 1998
-----------------------
(Joseph Piazza)


 /s/ James J. Kelly, Jr.  Executive Vice President, Finance and   May 7, 1998
-------------------------
(James J. Kelly, Jr.)     Chief Financial Officer and Director
                          (Principal Financial and Accounting
                          Officer)


 /s/ Lionel M. Allan      Director                                May 7, 1998
--------------------
(Lionel M.  Allan)

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Global Motorsport Group, Inc.


  We have audited the consolidated financial statements of Global Motorsport Group, Inc. (the Company) and subsidiaries, as listed in Item 14(a). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Motorsport Group, Inc. and subsidiaries as of January 31, 1998, and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG PEAT MARWICK LLP



Mountain View, California
March 20, 1998

                         GLOBAL MOTORSPORT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                       January 31,
                                                      1998     1997
                                                     ------   ------
ASSETS

Current assets:
 Cash and cash equivalents....................     $  1,432  $    40
 Accounts receivable, net.....................       12,958   11,349
 Merchandise inventories......................       66,338   49,522
 Deferred income taxes........................        3,079    1,334
 Prepaid income taxes.........................        1,926    2,378
 Deposits and prepaid expenses................        2,614    2,851
                                                   --------  -------

   Total current assets                              88,347   67,474

Property and equipment, net...................       18,408   15,802
Other assets..................................       35,327    8,221
                                                   --------  -------

                                                   $142,082  $91,497
                                                   ========  =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt and
  capital lease obligations...................     $  4,176  $ 3,293
 Bank borrowings..............................       13,741    4,878
 Accounts payable.............................        6,757    4,600
 Accrued expenses and other liabilities.......        4,775    1,912
                                                   --------  -------

   Total current liabilities                         29,449   14,683

Long-term debt and capital lease obligations..       52,302   16,154
Deferred income taxes.........................          988      817

Shareholders' equity:
 Common stock, $.001 par value; 20,000,000
  shares authorized; 5,358,312 and 5,082,312
  shares issued and outstanding as of
  January 31, 1998 and 5,290,189 issued and
  outstanding as of January 31, 1997..........            5        5
 Additional paid-in capital...................       28,977   31,760
 Retained earnings............................       30,361   28,078
                                                   --------  -------

   Total shareholders' equity                        59,343   59,843

Commitments and contingencies
                                                   --------  -------
                                                   $142,082  $91,497
                                                   ========  =======

         See accompanying notes to consolidated financial statements.

                         GLOBAL MOTORSPORT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Year ended January 31,
                                                             ----------------------------------
                                                                1998          1997       1996
                                                                ----          ----       ----
Sales, net.................................................    $122,725     $108,557   $93,906
Cost of sales..............................................      77,716       64,834    54,779
                                                               --------     --------   -------

   Gross profit............................................      45,009       43,723    39,127

Operating expenses:
   Selling, general & administrative.......................      33,114       27,039    23,522
   Provision for benefits related to employment agreement..       3,127           --        --
   Product development.....................................       1,407        1,723     1,652
                                                               --------     --------   -------

                                                                 37,648       28,762    25,174
                                                               --------     --------   -------

   Operating income........................................       7,361       14,961    13,953

Interest expense...........................................       2,964        1,915     1,637
                                                               --------     --------   -------

   Income before income taxes..............................       4,397       13,046    12,316

Income taxes...............................................       2,114        5,174     4,395
                                                               --------     --------   -------

   Net income                                                  $  2,283     $  7,872   $ 7,921
                                                               ========     ========   =======

Net income per share (basic)...............................    $  0.45      $  1.49    $  1.57
                                                               =======      =======    =======
Net income per share (diluted).............................    $  0.44      $  1.48    $  1.52
                                                               =======      =======    =======

Shares used in per share calculation
   Basic...................................................      5,094        5,272      5,048
   Diluted.................................................      5,233        5,327      5,209

         See accompanying notes to consolidated financial statements.

                         GLOBAL MOTORSPORT GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                   Additional
                                   Common Stock      paid-in    Retained
                                  ---------------
                                  Shares   Amount    capital    earnings   Total
                                  ------------------------------------------------
Balance as of January 31, 1995..   5,001   $    5     $26,283    $12,285  $38,573

Exercise of stock options.......      89       --       1,478         --    1,478

Net income......................      --       --          --      7,921    7,921
                                   -----   ------     -------    -------  -------

Balance as of January 31, 1996..   5,090   $    5     $27,761    $20,206  $47,972
                                   -----   ------     -------    -------  -------

Exercise of stock options.......     200       --       3,999         --    3,999

Net income......................      --       --          --      7,872    7,872
                                   -----   ------     -------    -------  -------

Balance as of January 31, 1997..   5,290   $    5     $31,760    $28,078  $59,843
                                   -----   ------     -------    -------  -------

Exercise of stock options.......      68       --         705         --      705

Repurchase of common stock......    (276)      --      (3,488)        --   (3,488)

Net income......................      --       --          --      2,283    2,283
                                   -----   ------     -------    -------  -------

Balance as of January 31, 1998..   5,082   $    5     $28,977    $30,361  $59,343
                                   =====   ------     -------    -------  -------

         See accompanying notes to consolidated financial statements.

                         GLOBAL MOTORSPORT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                 Year ended
                                                                                 January 31,
                                                                      -------------------------------------
                                                                             1998          1997        1996
                                                                             ----          ----        ----
Cash flows from operating activities:
 Net income.........................................................      $  2,283       $ 7,872   $  7,921
 Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
  Depreciation and amortization.....................................         3,087         1,896      1,612
  Deferred income taxes.............................................        (1,575)        1,031       (749)
  Changes in items affecting operations:
   Accounts receivable..............................................         1,409        (1,820)    (1,221)
   Merchandise inventories..........................................        (6,572)        1,643    (26,923)
   Deposits and prepaid expenses....................................           932          (956)    (2,021)
   Accounts payable, accrued expenses and
   other liabilities................................................         4,848          (143)     1,589
                                                                          --------       -------   --------
     Net cash provided (used) by operating activities...............         4,412         9,523    (19,792)
                                                                          --------       -------   --------

Cash flows from investing activities:
  Purchase of intangible assets in connection with acquisition......       (26,889)           --         --
  Purchase of equipment in connection with acquisition..............          (770)           --         --
  Purchase of net assets in connection with acquisition.............       (13,333)           --         --
  Acquisition costs.................................................        (1,147)           --         --
  Additions to property and equipment...............................        (3,992)       (3,601)    (4,659)
                                                                          --------       -------   --------

     Net cash used by investing activities..........................       (46,131)       (3,601)    (4,659)
                                                                          --------       -------   --------

Cash flows from financing activities:
  Bank borrowings, net..............................................         8,863        (9,888)    14,366
  Issuance of long-term debt........................................        53,500           375        276
  Repayment of long-term debt and capital
   lease obligations................................................       (16,469)         (680)      (314)
  Repurchase of common stock........................................        (3,488)           --         --
  Issuance of common stock..........................................           705         3,999      1,478
                                                                          --------       -------   --------

     Net cash provided (used) by financing activities...............        43,111        (6,194)    15,806
                                                                          --------       -------   --------

     Net change in cash and cash equivalents........................         1,392          (272)    (8,645)

  Cash and cash equivalents at beginning of year....................            40           312      8,957
                                                                          --------       -------   --------

  Cash and cash equivalents at end of year..........................      $  1,432       $    40   $    312
                                                                          ========       =======   ========

Supplemental disclosures:

  Cash paid during the year:

     Interest.......................................................      $  3,009       $ 2,110   $  1,758
                                                                          ========       =======   ========

     Income taxes...................................................      $  3,370       $ 4,493   $  5,148
                                                                          ========       =======   ========

  Noncash investing and financing activities:

     Equipment acquired under capital leases........................      $  --          $   375   $     --
                                                                          ========       =======   ========

         See accompanying notes to consolidated financial statements.

                         GLOBAL MOTORSPORT GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Global Motorsport Group, Inc., formerly Custom Chrome, Inc., (the Company) is engaged in the development, manufacture, and wholesale distribution of aftermarket parts and accessories for Harley-Davidson motorcycles.

     The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

     (a)  Cash and cash equivalents

          The Company considers all highly liquid investments with original maturities of 3 months or less to be cash equivalents.

     (b)  Revenue Recognition

          The Company recognizes revenue when products are shipped. Export sales represented 17%, 19%,and 20%, of net sales for the years ended January 31, 1998, 1997 and 1996, respectively.

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

     (f)  Other Assets

          Other assets consist primarily of goodwill arising from the application of purchase accounting. Goodwill is amortized on a straight-line basis over its estimated useful lives which range from 25 to 40 years. Management assesses the carrying value of other assets annually by reference to the operating performance and projected future cash flows.

     (g)  Impairment of Long-Lived Assets

          The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. If events or changes indicate that the carrying amount of an asset may not be recoverable, the Company will reduce the amount of the asset determined not to be recoverable.

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

     (i)  Per Share Data

          Effective for the year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS). This statement requires that presentation of both primary and diluted EPS be shown on the face of the income statement. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares include the effect of the exercise of stock options. All prior period EPS have been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

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

(2)  CHROME SPECIALTIES, INC.  ACQUISITION

     On September 16, 1997, the Company acquired substantially all the assets and assumed certain liabilities of Chrome Specialties, Inc. ("CSI") for $38.5 million. CSI is based in Dallas, Texas, and is engaged in the wholesale distribution of aftermarket parts and accessories for Harley Davidson motorcycles. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of CSI subsequent to the acquisition date have been included in the Company's consolidated financial statements.

     The excess of the purchase price over the fair value of assets acquired is being amortized on a straight line basis over 25 years.

     The following unaudited pro forma financial information presents the combined of operations of the Company and CSI as if the acquisition had occurred as of the beginning of 1998 and 1997, after giving effect to certain expenses, increased interest on debt, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CSI constituted a single entity during such periods.

                                                       Year ended January 31,
                                                           1998        1997
                                                           ----        ----
                                                            (in thousands)
     Net sales....................................        $146,694  $142,378

     Net income...................................        $  2,681  $  8,378

     Net income per share, basic..................           $0.53     $1.59

     Net income per share, diluted................           $0.51     $1.57

(3)  ACCOUNTS RECEIVABLE

                                                                 January 31,
                                                            1998            1997
                                                            ----            ----
                                                               (in thousands)
     Trade accounts receivable....................        $ 13,667       $ 11,852
     Less allowance for doubtful accounts.........             709            503
                                                          --------       --------
                                                          $ 12,958       $ 11,349
                                                          ========       ========

(4)  PROPERTY AND EQUIPMENT

                                                                 January 31,
                                                            1998            1997
                                                            ----            ----
                                                               (in thousands)
     Trade accounts receivable....................        $ 13,830       $ 11,852
     Land.........................................        $  1,402       $  1,402
     Buildings and improvements...................          10,182          9,764
     Machinery and equipment......................          15,585         11,357
     Vehicles.....................................           1,268          1,255
                                                          --------       --------
                                                            28,710         23,778
      Less accumulated depreciation...............          10,302          7,976
                                                          --------       --------
                                                          $ 18,408       $ 15,802
                                                          ========       ========

(5)  OTHER ASSETS

                                                                 January 31,
                                                            1998            1997
                                                            ----            ----
                                                               (in thousands)
     Goodwill.....................................        $ 35,923       $  9,679
     Other........................................           2,037            282
                                                          --------       --------
                                                            37,960          9,961
      Less accumulated amortization...............           2,633          1,740
                                                          --------       --------
                                                          $ 35,327       $  8,221
                                                          ========       ========

(6)  BANK BORROWINGS

     The Company has a $53.5 million term loan and a $20 million line of credit, with its bank. The loan and line of credit are secured by the assets of the Company and the loan expires in August 2002. Borrowings bear interest, payable monthly, at a floating rate which at present is LIBOR plus 1.75%. In addition the Company has converted a portion of the term loan into a fixed rate debt utilizing swaps which have interest rates on the various tranches ranging from 8.13% to 8.24%.

     The credit agreement covering the working capital line contains covenants, including the maintenance of a minimum current ratio, indebtedness to earnings ratio, pricing leverage ratio, as well as cash flow and profitability requirement. As of January 31, 1998, the Company was in compliance with such covenants or had received waivers from the lender with respect to non-compliance.

     As of January 31, 1998, the Company was contingently liable for issued and open letters of credit to foreign vendors aggregating approximately $11,000. In order to hedge future commitments, the Company enters into contracts with its bank to buy foreign currencies at fixed forward exchange rates. As of January 31, 1998 there were $2,200,000 foreign currency contracts outstanding.

(7)  ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                                January 31,
                                                                                ----------
                                                                            1998           1997
                                                                            ----           ----
                                                                              (in thousands)
     Payroll-related expenses.......................................      $ 3,725        $ 1,086
     Other..........................................................        1,050            826
                                                                         --------        -------
                                                                         $  4,775        $ 1,912
                                                                         ========        =======

(8)  LONG-TERM DEBT

                                                                                January 31,
                                                                                ----------
                                                                            1998          1997
                                                                            ----          ----
                                                                              (in thousands)
     7.47% to 8.24% term loan due in quarterly installments ranging from $975,000 in the fiscal year ended January 31, 1999 to
     $2,050,000 in the fiscal quarter ending July 31, 2002.  Final
     installment of $25,000,000 due August 31, 2002.................      $53,500            --

     8.01% senior secured notes, retired in 1998....................           --       $15,000

     7.31% mortgage loan, payable in semi-annual
     installments of $100,153 through June 2011.....................        2,704         2,904

     10.625% mortgage loan, retired in 1998.........................           --         1,217

     Capital lease obligations and other............................          274           326
                                                                          -------       -------

     Long-term debt.................................................       56,478        19,447
     Less current maturities........................................        4,176         3,293
                                                                          -------       -------

     Long-term debt, excluding current maturities...................      $52,302       $16,154
                                                                          =======       =======

     The aggregate maturities of long-term debt for the years subsequent to January 31, 1999 are as follows: 2000, $6,250,000; 2001, $7,050,000; 2002,
     $7,950,000; 2003, $29,348,000; thereafter $1,704,000.

(9)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Except for long term debt, the amounts recorded for financial instruments in the Company's consolidated financial statements approximate fair value as defined in Financial Accounting Standards Board Statement No. 107. The fair value of long term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for debt instruments of comparable maturities by the Company's bankers. At January 31, 1998 and 1997 the fair value of long term debt exceeded the amounts recorded in the Company's consolidated financial statements by approximately $1,073,000 and $390,000, respectively.

(10) INCOME TAXES

     Income tax expense consists of:         Current   Deferred    Total
                                             -------   --------   -------
                                                    (in thousands)
     Year ended January 31, 1998
          Federal                            $ 3,074   $(1,290)   $ 1,784
          State and local                        614      (284)       330
                                             -------   -------    -------
                                             $ 3,688   $(1,574)   $ 2,114
                                             =======   =======    =======

     Year ended January 31, 1997
        Federal........................       $ 3,412    $   803   $ 4,215
        State and local................           731        228       959
                                              -------    -------   -------
                                              $ 4,143    $ 1,031   $ 5,174
                                              =======    =======   =======
       Year ended January 31, 1996:
        Federal........................       $ 4,631    $  (520)  $ 4,111
        State and local................           513       (229)      284
                                              -------    -------   -------
                                              $ 5,144    $  (749)  $ 4,395
                                              =======    =======   =======

     Included in current income tax expense for the years ended January 31, 1997 and 1996, is the effect of compensation expense for tax purposes in excess of amounts reported for financial statement purposes of $709,000, and 369,000, respectively.

     Income tax expense for the years ended January 31, 1998, 1997, and 1996, differed from the amounts computed by applying the Federal income tax rate of 35% to pretax income as a result of the following:

                                                            1998     1997     1996
                                                           -------  -------  -------
                                                                 (in thousands)
     Computed "expected" tax expense.....................  $1,539   $4,566   $4,311

     Increase (reduction) in income taxes resulting from:

      State and local taxes, net of federal tax benefit..     214      636      158
      Amortization of goodwill...........................      93      104       96
      Effect of graduated income tax rate................     (87)    (100)    (100)
      Effect of foreign net operating loss carryforward..      --     (101)      --
      Other, net.........................................     355       69      (70)
                                                           ------   ------   ------
                                                           $2,114   $5,174   $4,395
                                                           ======   ======   ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                            January 31
                                                                                          ----------------
                                                                                           (in thousands)
     Deferred tax assets:                                                                 1998       1997
                                                                                          ----       ----
      Accounts receivable, principally due to
       allowance for doubtful accounts......................................           $   362       $  209
      Inventories, principally due to additional costs inventoried for tax
       purposes in excess of amounts for financial reporting purposes                    1,143          513
      Bonuses and compensated absences, principally due to accrual
       for financial reporting purposes....................................              1,441          337
      State income taxes....................................................               128          171
      Accrued liabilities and other deferred assets.........................                18           11
      Foreign net operating loss carryforwards..............................               105          105
      State enterprise zone credit carry forwards...........................                37           37
                                                                                       -------       ------

     Total deferred tax assets..............................................             3,234        1,383
                                                                                       -------       ------

     Deferred tax liabilities:
      Plant and equipment, principally due to differences in depreciation...              (857)        (668)
      State income taxes....................................................              (198)        (198)
      Goodwill, principally due to differences in amortization period.......               (88)          --
                                                                                        -------      ------
     Total deferred tax liabilities.........................................            (1,143)        (866)
                                                                                        -------      ------

     Net deferred tax assets................................................           $ 2,091       $  517
                                                                                       =======       ======

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

     In March 1996 the Company received a Notice of Deficiency from the Internal Revenue Service (IRS) arising out of an examination of its income tax returns for the years ended January 31, 1992, 1993 and 1994. The Notice asserted that the Company had underpaid its income taxes in those years by approximately $4.3 million due to the IRS disallowance of deductions primarily for compensation related issues. Based on the advice of outside tax counsel, the Company has petitioned the U.S. Tax Court for a redetermination of these alleged deficiencies citing numerous errors in the IRS's allegations. In addition, the Company has asserted that it is due additional tax deductions totaling at least $3.1 million in the tax periods which were examined. While the outcome of this matter cannot be predicted with certainty, management believes, based on their review and the opinion of outside experts, that any liability resulting from this proceeding is not reasonably likely to have a material effect on the Company's liquidity, financial condition or results of operations. In February 1997 the Company received a Notice of Personal Assessment related to the same compensation related issues in its tax returns for the years ended January 31, 1995 and 1996. In March 1998, the Company was notified by the IRS that it had revised its position with respect to the matters contained in the Notice of Proposed Assessment and would not be issuing an assessment for the years ended January 31, 1995 and 1996.

(11) SHAREHOLDERS' EQUITY

     (a)  Common Stock

          The Company has reserved an aggregate of 1,576,000 shares of common stock for issuance under its 1991, 1995, and 1997 Stock Option Plans. Under these plans, the Company may issue options to purchase shares of common stock to eligible employees, officers, directors, independent contractors and consultants at prices determined by the Board of Directors on the grant date. Options can be granted for terms of up to ten years and vesting will be set by the Board of Directors.

          Details of stock option activity under these plans are as follows:

                                                               Weighted-    Weighted-                 Weighted-average
                                                                average     average      Options        Fair Value of
                                                   Options     Exercise    Grant Date    Exercisable   Options Granted
                                                 Outstanding     Price     Fair Value*   at Year End     During Year
                                                 -----------   ---------   -----------   -----------  -----------------
     January 31, 1996.......................        756,159      17.596                    247,956        $7.692
                                                                                           =======        ======
           Granted..........................        360,365      18.367       $7.312
                                                                              ======
           Exercised........................       (199,804)     16.369
           Canceled or expired..............        (53,490)     19.625
                                                 -----------

      January 31, 1997......................        863,230      18.076                    328,613        $7.312
                                                                                           =======        ======
           Granted..........................      1,976,939       12.00       $3,427
                                                                              ======
           Exercised........................        (67,604)     11.742
           Canceled or expired..............     (1,726,872)     15.019
                                                 -----------

      January 31, 1998......................      1,045,693      12.009                    207,020        $3.427
                                                 ===========                               =======        ======

      Shares available for future grant.....        110,000
                                                 ===========

     * Fair value assumptions:
                                              BLACK-SCHOLES OPTION-PRICING MODEL

                                           Weighted-
                                            average         Average      Dividend
                                        Risk Free Rate   Expected Life  Volatility   Yield
                                        ---------------  -------------  -----------  ------
            1996.....................        6.79%           3.00          50%         0%
            1997.....................        6.31%           3.00          50%         0%
            1998  -- Granted.........        6.97%           3.00          50%         0%
                  -- Repriced........        6.49%           3.00          50%         0%

          The following table summarizes information about the Company's stock options outstanding at January 31, 1998:

                                                   Options Outstanding                       Options Exercisable
                                      ---------------------------------------------  -----------------------------------
                                                                          Weighted-
                                        Number         average         Weighted-           Number           Weighted-
                                      Outstanding     Remaining         average          Exercisable         average
                                      at 1/31/98   Contractual Life  Exercise Price      at 1/31/98       Exercise Price
                                      -----------  ----------------  --------------  -------------------  --------------
                $10.00.............        3,248         4.39           $10.000                3,248         $10.000
                $11.75 - $16.00....    1,024,445         9.44            11.850              194,681           11.75
                $18.00 - $26.00....       18,000         7.91            21.690                9,091           22.14
                                       ---------                                             -------
                $10.00 - $26.00....    1,045,693         9.39           $12.010              207,020         $ 12.18
                                       =========                                             =======

          The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the Company's shareholders in September, 1996. A total of 150,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan is administered by the Board of Directors. The Purchase Plan permits eligible employees, as defined, to purchase common stock through payroll deductions, which may not exceed 15% of the employee's base compensation. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock on (i) the first day of the offering period; or (ii) the last day of the offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. In March 1998 and 1997 employees purchased 8,015 and 8,280 shares, respectively under this plan.

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

                                                                   1998   1997     1996
                                                                   ----   ----     ----

                    Net income....................   As reported  $2,283  $7,872  $7,921
                                                                  ======  ======  ======
                                                     Pro forma    $1,275  $7,132  $7,484
                                                                  ======  ======  ======

                    Net income per share, basic...   As reported  $ 0.45  $ 1.49  $ 1.57
                                                                  ======  ======  ======
                                                     Pro forma    $ 0.25  $ 1.35  $ 1.48
                                                                  ======  ======  ======

                    Net income per share, diluted.   As reported  $ 0.44  $ 1.48  $ 1.52
                                                                  ======  ======  ======
                                                     Pro forma    $ 0.24  $ 1.34  $ 1.44
                                                                  ======  ======  ======

          Pro forma net income reflects only options granted in 1996 through 1998. Therefore the full impact of calculating compensation cost for the Company's stock option plans under SFAS No. 123 is not reflected in the pro forma net income amounts presented above as compensation cost is reflected over a stock options' vesting period and compensation cost for options granted prior to February 1, 1995 is not considered.

          In October 1996 the Board of Directors authorized the repurchase of up to the 300,000 common shares of the Company in the open market. In April and May of 1997 the Company repurchased 276,000 common shares for $3,488,000.

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

(12) COMMITMENTS AND CONTINGENCIES

     (a)  Bonus Agreements

          The Company has an agreement with the past Chairman, President and Chief Executive Officer, who was terminated as an employee on November 5, 1997, which provides for a bonus ranging from 3 to 5% of operating income, as adjusted. The agreement terminates when $6,093,000 has been paid or the officer voluntarily resigns or is terminated for cause. As of January 31, 1998, $3,127,000 has been accrued under this agreement for potential future payments.

          The Company also has a bonus agreement with a consultant which provides for annual payments based upon defined operating results up to a limit of $2,031,000. As of January 31, 1998, $1,421,000 remains to be paid or accrued under this agreement.

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

     (b)  Operating Leases

          The Company leases certain facilities and equipment under noncancelable operating leases. Certain facilities leases include renewal options and rent escalation clauses to reflect changes in price indices, real estate taxes and maintenance costs. Future minimum lease payments are as follows:


               Year ending January 31,                (in thousands)
               -----------------------                --------------
               1999..............................        $1,834
               2000..............................         1,701
               2001..............................         1,392
               2002..............................         1,260
               2003..............................           416
               Thereafter........................         2,190
                                                         ------
               Total minimum lease commitments...        $8,793
                                                         ======

          Rental expense under operating leases for the years ended January 31, 1998, 1997 and 1996 was $1,836,000, $1,150,000 and $1,183,000,
          respectively.

     (c)  Litigation

          The Company is involved in potential claims or legal actions arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(13) NUMBER OF SHARES PER SHARE COMPUTATION

     There was no adjustment to net income for purposes of computing net income per share. The following table reconciles the number of shares used in the basic net income per share computation and the number of shares used in the diluted net income per share computation:

                                                                           January 31,
                                                                           -----------

                                                                1998           1997          1996
                                                                ----           ----          ----
                                                                          (in thousands)
          Basic:
                Weighted average common shares used
                in computing basic net income
                per share...................................   5,094          5,272         5,048

          Diluted:
                Weighted average common shares
                outstanding.................................   5,094          5,272         5,048
                Diluted options outstanding.................     139             55           161
                                                               -----          -----         -----

                Shares used in computing diluted net
                income per share............................   5,233          5,327         5,209
                                                               =====          =====         =====

     Options to purchase shares of common stock were outstanding during each of the three fiscal years ended January 31, 1998, 1997, and 1996 which were not included in the computation of diluted net income (loss) per share because the options' exercise price's were greater than the average market price of the common shares. Excluded shares for each year are as follows:

                                                  Excluded              Exercise
                                                  Options                 Price
                                                  --------           ---------------
           Year ended January 31,

                                   1998             18,000           $18.00 - $26.00
                                   1997            133,500           $22.50 - $26.00
                                   1996              7,500           $         26.00

     Common stock in the amount of 71,409 shares was issued in the quarter following the fiscal year end under the Company's stock options plans.

(14) UNAUDITED QUARTERLY FINANCIAL DATA

                                                                   1998
                                                                   ----
                                                            Three months ended
                                                            ------------------
                                                              (in thousands)

                                             April 30     July 31     October 31   January 31
                                             --------     -------     ----------   ----------
      Sales, net...........................   $31,707     $32,297        $30,450      $28,270
                                              -------     -------        -------      -------
      Gross profit.........................    11,166      12,333         10,952        9,888
                                              -------     -------        -------      -------
      Operating income/(loss)..............     4,306       4,642            962       (2,550)
                                              -------     -------        -------      -------
      Net income/(loss)....................   $ 2,343     $ 2,524        $    82      $(2,667)
                                              -------     -------        -------      -------
      Basic net income (loss) per share....   $  0.45     $  0.50        $  0.20      $ (0.53)
                                              -------     -------        -------      -------
      Diluted net income (loss) per share..   $  0.45     $  0.49        $  0.02      $ (0.52)
                                              =======     =======        =======      =======
                                                                   1997
                                                                   ----
                                                            Three months ended
                                                            ------------------
                                                              (in thousands)

                                             April 30     July 31     October 31   January 31
                                             --------     -------     ----------   ----------
      Sales, net...........................   $30,627     $30,357        $26,193      $21,380
                                              -------     -------        -------      -------
      Gross profit.........................    11,612      12,224         10,454        8,053
                                              -------     -------        -------      -------
      Operating income.....................     5,668       5,021          3,104        1,168
                                              -------     -------        -------      -------
      Net income...........................   $ 3,008     $ 2,776        $ 1,574      $   514
                                              -------     -------        -------      -------
      Basic net income per share...........   $  0.59     $  0.54        $  0.30      $  0.10
                                              -------     -------        -------      -------
      Diluted net income per share.........   $  0.58     $  0.52        $  0.30      $  0.10
                                              =======     =======        =======      =======

(15)  SUBSEQUENT EVENT

      On March 23, 1998 the Company received a written proposal from Golden Cycle, L.L.C. ("Golden") for a business combination between Golden and the Company in which Golden Cycle proposed that the Company's shareholders would receive cash consideration of $18.00 per share. Shortly thereafter Golden Cycle commenced a tender offer for all the issued and outstanding shares of the Company for $18.00 per share. In addition Golden Cycle commenced a consent solicitation to remove the current Board of Directors and replace them with Directors selected by Golden Cycle. Golden Cycle and a number of third parties have filed lawsuits in connection with the abovementioned tender offer and consent solicitation. The Company has retained investment and legal advisors to advise it in connection with the tender offer, consent solicitation and lawsuits as well as to explore other acquisition proposals and other alternatives.

                                  SCHEDULE II

                         GLOBAL MOTORSPORT GROUP, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            Balance     Additions                        Balance
                                              at        Charged to                         at
                                           Beginning     Costs &                         End of
                                           of Period     Expenses     Deductions         Period
                                           ---------    ----------    ----------         ------
Year ended January 31, 1996
   Allowance for doubtful
   accounts................................   $  275        $   75      $    70 (1)     $   280
                                              ======        ======      ========        =======

   Accumulated amortization of
   other assets............................   $1,164        $  283      $   ---         $ 1,447
                                              ======        ======      ========        =======

Year ended January 31, 1997
   Allowance for doubtful
   accounts................................   $  280        $  260      $    37 (1)     $   503
                                              ======        ======      ========        =======

   Accumulated amortization of
   other assets............................   $1,447        $  293      $   ---         $ 1,740
                                              ======        ======      ========        =======

Year ended January 31, 1998
   Allowance for doubtful
   accounts................................   $  503        $  894      $   688 (1)     $   709
                                              ======        ======      ========        =======

   Accumulated amortization of
   other assets............................   $1,740        $  893      $   ---         $ 2,633
                                              ======        ======      ========        =======

___________________________

(1)  Specific accounts written off.

                                    II-16.