Form 10-Q
period 1998-04-30
GLOBAL MOTORSPORT GROUP INC
filed 1998-06-15
CIK 879360

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

                        Commission File Number  0-19540
                                               ---------

                         GLOBAL MOTORSPORT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name or registrant as specified in its charter)

                        Delaware                                    94-171638
--------------------------------------------------------------------------------
(State or other jurisdiction or incorporation or organization)     IRS Employer
                                                                  Identification

16100 Jacqueline Court, Morgan Hill, California                       95037
--------------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip code)

Registrant's telephone number including area code      408-778-0500
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

Yes     X     No
     --------     ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
               Class                                    June 12, 1998
               -----                                    -------------

     Common Stock, $.001 par value                         5,173,077

                         GLOBAL MOTORSPORT GROUP, INC.

                                   FORM 10-Q
                FOR THE THREE-MONTH PERIOD ENDED APRIL 30, 1998

                                                                        PAGE NO.
                                                                        --------
               PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at
               April 30, 1998 and January 31, 1998......................     3

               Condensed Consolidated Statements of Operations for the
               three month periods ended April 30, 1998 and 1997........     4

               Condensed Consolidated Statements of Cash Flows for the
               three month periods ended April 30, 1998 and 1997........     5

               Note to Condensed Consolidated Financial Statements......     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................     7


               PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................    16

Item 6.   Exhibits and Reports on Form 8-K..............................    18

                        PART I. - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                         GLOBAL MOTORSPORT GROUP, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                         April 30,       January 31,
                                                           1998             1998
                                                        -----------      -----------
                       ASSETS                           (Unaudited)
Current assets:
Cash and cash equivalents............................     $     72          $  1,432
Accounts receivable, net.............................       16,194            12,958
Merchandise inventories..............................       64,677            66,338
Deferred income taxes................................        3,111             3,079
Prepaid income taxes.................................        1,076             1,926
Deposits and prepaid expenses........................        2,886             2,614
                                                          --------          --------
                                                            88,016            88,347

Property and equipment, net..........................       19,162            18,408
Other assets.........................................       35,128            35,327
                                                          --------          --------
                                                          $142,306          $142,082
                                                          ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt and
 capital lease obligations...........................     $  4,160          $  4,176
Bank borrowings......................................        6,600            13,741
Accounts payable.....................................        9,350             6,757
Accrued expenses and other liabilities...............        6,794             4,775
                                                          --------          --------
                                                            26,904            29,449

Long-term debt and capital lease obligations.........       51,321            52,302
Deferred income taxes................................        1,282               988

Shareholders' equity:
 Common stock, $.001 par value; 20,000,000
 shares authorized; 5,437,736 issued and 5,161,736
 shares outstanding as of April 30, 1998, and
 5,298,755 issued and 5,037,755 shares outstanding
 as of April 30, 1997................................            5                 5
 Additional paid-in capital..........................       29,972            28,977
 Retained earnings...................................       32,822            30,361
                                                          --------          --------
                                                            62,799            59,343
Commitments and contingencies
                                                          $142,306          $142,082
                                                          ========          ========

                         GLOBAL MOTORSPORT GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           For the three
                                                           months ended
                                                             April 30,
                                                      -----------------------
                                                         1998         1997
                                                      ----------   ----------
Sales, net.........................................   $   44,796   $   31,707
Cost of sales......................................       28,029       19,872
                                                      ----------   ----------

  Gross profit.....................................       16,767       11,835
                                                      ----------   ----------
Operating expenses:
  Selling, general & administrative................       10,337        7,166
  Costs associated with unsolicited tender offer...          437           --
  Product development..............................          252          363
                                                      ----------   ----------
                                                          11,026        7,529
                                                      ----------   ----------

  Operating income.................................        5,741        4,306

Interest expense...................................        1,508          457
                                                      ----------   ----------
  Income before income taxes.......................        4,233        3,849

Income taxes.......................................        1,772        1,506
                                                      ----------   ----------

Net income.........................................   $    2,461   $    2,343
                                                      ==========   ==========

Net income per share, basic........................   $     0.48   $     0.45
                                                      ==========   ==========

Net income per share, diluted......................   $     0.46   $     0.45
                                                      ==========   ==========
Shares outstanding:

  Basic............................................    5,111,000    5,218,000
  Diluted..........................................    5,393,000    5,224,000

                         GLOBAL MOTORSPORT GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                           For the three months ended
                                                                     April 30,
                                                                 1998        1997
                                                                -------     -------
Cash flows from operating activities:
 Net income..................................................    $ 2,461    $ 2,343
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation and amortization.............................      1,047        583
   Deferred income tax.......................................        262         --
   Changes in items affecting operations:
    Accounts receivable......................................     (3,236)    (1,079)
    Merchandise inventories..................................      1,661      2,383
    Deposits & prepaid expenses..............................        578        381
    Accounts payable, accrued expenses & other liabilities...      4,612      1,166
                                                                 -------    -------
Net cash provided by operating activities....................      7,385      5,777
                                                                 -------    -------
Cash flows from investing activities:
 Additions to property and equipment.........................    (1,602)      (991)
                                                                -------    -------

Cash flows from financing activities:
 Bank repayment, net.........................................    (7,141)    (1,066)
 Repayment on capital lease
  obligations and long-term debt.............................      (997)       (22)
 Issuance of common stock....................................       995        106
 Repurchase of common stock..................................        --     (3,199)
                                                                -------    -------
Net cash used in financing activities........................    (7,143)    (4,181)
                                                                -------    -------
Net change in cash and cash equivalents......................    (1,360)       605
Cash and cash equivalents at beginning of period.............     1,432         40
                                                                -------    -------
Cash and cash equivalents at end of period...................   $    72    $   645
                                                                =======    =======
Supplemental disclosures of cash paid during the period:

 Interest....................................................   $ 1,508    $   145
                                                                =======    =======
 Income taxes (refund).......................................   $  (990)   $    --
                                                                =======    =======

        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ---------------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those applied in and should be read in conjunction with, the audited consolidated financial statements for the fiscal year ended January 31, 1998 included in the Annual Report on Form 10-K filed by Global Motorsport Group, Inc. (the "Company") with the Securities and Exchange Commission.

     The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year.

Note 2. - Earnings Per Share Calculation
----------------------------------------

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computer using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options and warrants, after giving effect to contingently issuable shares under acquisition agreements. The Company has restated net income per share for all periods presented in accordance with SFAS No. 128.

     Reconciliation of basic and diluted net income per share and pro forma net income per shares (in thousands, except per share data):

                                        Three months ended April 30, 1998               Three months ended April 30, 1997
                                      --------------------------------------          --------------------------------------
                                      Net Income       Shares            EPS          Net Income       Shares            EPS
                                      ----------       ------            ---          ----------       ------            ---
Basic net income per share              $ 2,461         5,111           $ 0.48          $ 2,343         3,218           $ 0.45
Effect of dilutive shares                    --           282               --               --             6               --
                                        -------         -----           ------          -------         -----           ------
Diluted net income per share            $ 2,461         5,393           $ 0.46          $ 2,343         5,224           $ 0.45

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those indicated in the forward-looking statements. A discussion of the factors most likely to affect future results are set forth below under the caption "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

     Net sales increased 41.3% to $44.8 million for the three months ended April 30, 1998, up from $31.7 million in the prior year period. Net sales in the quarter ended April 30, 1998 included $10.9 million in revenues generated by the Company's Chrome Specialties subsidiary. This subsidiary was acquired by the Company in September 1997. Excluding revenues generated by Chrome Specialties, net sales in the quarter ended April 30, 1998 increased approximately 8.0% compared to the prior year period. Net sales for the quarter ended April 30, 1998 increased approximately 7% when compared to the pro forma combined sales of Custom Chrome and Chrome Specialties for the same period of the prior year. Sales in the quarter ended April 30, 1998, were negatively impacted by rainy weather in California, primarily in February of 1998 when sales were below prior year levels for both Custom Chrome and Chrome Specialties. The increase in sales resulted primarily from increased product shipments to small and medium sized U.S. based customers in all regions other than the Western United States.

     Gross profit as a percentage of sales was 37.4% in the three months ended April 30, 1998, compared to 37.3% in the prior year period. Gross margins were largely unchanged in the current quarter period when compared to the prior year period primarily as a result of improved margins on goods imported from the Far East, partially offset by lower gross margins on products supplied by domestic vendors and increased discounting of slower moving inventory by the Company.

     Selling, general and administrative expenses were $10.3 million, or 23.1% of net sales, in the three months ended April 30, 1998, compared to $7.2 million, or 22.6% in the prior year period. The increase in absolute amount is primarily attributable to the higher expense levels associated with managing both the Company's historical operations and the operations of Chrome Specialties, which was acquired by the Company in September 1997. In addition, selling, general and administrative expenses for the quarter ended April 30, 1998, includes approximately $332,000 resulting from the amortization of the excess of the Chrome Specialties purchase price over the net tangible assets acquired and other intangible assets related to that acquisition.

     For the quarter ended April 30, 1998, the Company incurred $437,000 in costs associated with an unsolicited tender offer. See "Change of Control Matters" below for a discussion of the tender offer and related matters. The Company expects to continue to incur significant costs on this matter until such time as the matter is resolved.

     Product development expenses were $252,000, or 0.6% of net sales, in the three months ended April 30, 1998, compared to $363,000, or 1.1% of net sales, in the prior year period. Product development expenses decreased in absolute amount due to the discontinuation of certain functions of that department which have been outsourced. Product development expenses as a percentage of sales has decreased due to the consolidation of the operations of Chrome Specialties, which has no material product development expenditures.

     Interest expense increased to $1.5 million, or 3.4% of net sales, for the quarter period ended April 30, 1998, compared to $457,000, or 1.4% of net sales, in the prior year period. The higher interest costs in the current period resulted from higher bank borrowings used to complete the acquisition of Chrome Specialties.

     The Company's effective consolidated income tax rate was 41.9% for the three months ended April 30, 1998, compared to 39.1% in the prior year period. The higher effective tax rate in the current quarter reflects the U.S. Federal tax rates associated with higher levels of corporate taxable net income and higher foreign tax rates.


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

     In connection with the acquisition of Chrome Specialties, the Company entered into a $73.5 million credit agreement which: (i) provided funding for the acquisition price for Chrome Specialties, Inc.; (ii) provided funding to retire $15,000,000 of Senior Secured Notes; and (iii) provided the Company additional working capital borrowing ability. Borrowings under the new credit facility bear interest at the Bank's Base Rate or the London Interbank Borrowing Rate plus 1.75%. The agreement provides that the interest rate reduces as the Company reduces the initial debt level. In addition the Company has fixed the rate for two-thirds of the borrowing by means of a swap transaction. The financing agreement required the Company to achieve or maintain certain financial results or ratios, and restricts the Company's ability to pay dividends, repurchase common stock, make further acquisitions and effect certain other transactions without the Bank's consent. For the period for September 16, 1998 to January 31, 1998 the Company was not in compliance with a number of its covenants under the credit agreement. The syndicate of Banks, provided waivers for these violations in return for a fee, a .25% interest rate increase and certain modifications of the agreement. The Company was in compliance with the covenants under the credit agreement, as modified by the waiver previously received, during the quarter ended April 30, 1998. There can be no assurance that the Company will be able to maintain such compliance. Any failure to comply with these or other requirements of the bank agreement could have a material adverse effect on the Company's liquidity, business and results of operations.

     Net cash provided by operating activities in the period ended April 30, 1998 was $7,385,000 compared with $5,777,000 in the same period of the prior year. In the period ended April 30, 1998, the Company made capital expenditures for computer and software equipment necessary to convert to a new enterprise software system and tooling for new products. The Company believes that cash flow from operations and funds from the working capital line of credit will be adequate to meet its capital and cash requirements at least through the next 12 months.

CHANGE OF CONTROL MATTERS

     On March 23, 1998 the Company received a written proposal from Golden Cycle, L.L.C. ("Golden") for a business combination between Golden and the Company in which Golden Cycle proposed that the Company's shareholders would receive cash consideration of $18.00 per share. Shortly thereafter Golden Cycle commenced a tender offer for all the issued and outstanding shares of the Company for $18.00 per share. In addition Golden Cycle commenced a consent solicitation to remove the current Board of Directors and replace them with Directors selected by Golden Cycle. Golden Cycle and a number of third parties have filed lawsuits in connection with the abovementioned tender offer and consent solicitation. The Company retained investment and legal advisors to advise it in connection with the tender offer, consent solicitation and lawsuits as well as to explore other acquisition proposals and other alternatives. In the three months ended April 30, 1998 the Company had charges of $437,000 related to the unsolicited tender offer by Golden and the subsequent litigation.

     On May 26, 1998 the Company signed a Letter of Intent with Fremont Partners for the acquisition of the outstanding shares of Global for $23.00 per share in cash. In order to achieve the desired accounting treatment, the letter of intent provides that certain members of Global's management will not sell all of their shares in the transaction, but will exchange such retained shares for an equity interest in the acquiring entity. Consummation of the proposed acquisition is subject to a number of conditions, including negotiation of a definitive Merger Agreement and the finalization by Fremont of financing arrangements for the transaction. Fremont has received commitments for such financing from major financial institutions.

     The letter of intent provides that Global will not solicit, negotiate or provide information to any other potential buyers until June 27, 1998, and also provides of a cash payment of $5 million to Fremont if the transaction is not consummated and Global enters into an alternative sale transaction at a higher price.

FACTORS THAT MAY EFFECT FUTURE RESULTS

     RECENT ACCOUNTING PRONOUNCEMENTS. In June, 1997, SFAS No. 130, Reporting Comprehensive Income was issued. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income includes all changes in equity during a reporting period, except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement for its year ending January 31, 1999 and does not anticipate this statement will have a significant impact on its financial condition or results of operations.

     In July, 1997, SFAS No. 131, Disclosures About Segments of an Enterprise and related Information was issued. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company will adopt this statement in its year ending January 31, 1999 and does not anticipate this statement will have a significant impact on its financial condition or results of operations.

     DEPENDENCE ON, AND COMPETITION WITH, HARLEY-DAVIDSON. The Company is the largest independent supplier of aftermarket parts and accessories for Harley-Davidson motorcycles. The Company's past success has depended, and the Company's future growth depends, in large part on the popularity of Harley-Davidson motorcycles and the continued success of Harley-Davidson in maintaining a significant market share for motorcycle sales and the number of units sold in the super heavyweight class. In particular, the Company's continued growth in earnings is in large part dependent upon continuing demand for Harley-Davidson motorcycles and upon Harley-Davidson's ability to meet such demand. As competition in the heavyweight cruiser class of motorcycles also increases, the market for new Harley-Davidson motorcycles may decline, or if the popularity of existing Harley-Davidson motorcycles were to decline, the Company's business, including earnings, could be materially adversely affected.

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

     COMPETITION WITH OTHERS. The market for the Company's products is highly competitive. Key competitive factors in the parts and accessories aftermarket for Harley-Davidson motorcycles include the ability to promptly fill orders from inventory, the range of unique products offered and the speed and cost of product delivery. The Company's competitors include independent distributors ranging in size from small to large, and the proximity of any distributor to a particular dealer and the availability of unique products is often a competitive advantage. Accordingly, even small local distributors may be able to compete effectively against the Company. In addition, the Company competes with Harley-Davidson in the sales of parts and accessories to Harley-Davidson franchised dealers. There can be no assurance that the Company will be able to compete successfully in the future with small distributors or with Harley-Davidson.

     In 1995, the Federal Trade Commission (the "FTC") voted to dissolve a 1954 consent decree against Harley-Davidson which, among other things, had prohibited Harley-Davidson from imposing exclusive dealing requirements upon its dealers. This consent decree was lifted pursuant to the FTC's "sunset" policy which presumes that decrees which are more than 20 years old should be eliminated. In response to extensive public comments to the FTC urging that it keep this consent decree in force, Harley-Davidson reported that it had no plans to change its dealer agreements in order to require exclusive dealings. However, there can be no assurance that Harley-Davidson will not impose such exclusive dealing requirements upon its dealers who now purchase parts and accessories from the Company; nor can there by any assurance that, if Harley-Davidson decided to impose such requirements upon its dealers, that a legal challenge to prevent such an action would be successful. If Harley-Davidson is successful in imposing exclusive dealing requirements on its dealers, such requirements could have a material adverse effect on the Company's business.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends, in part, upon the continued performance of Joseph Piazza who serves as President and Chief Executive Officer, and other key executives, including James J. Kelly, Jr. (Executive Vice President, Finance), R. Steven Fisk (Senior Vice President, Purchasing, Operations and Product Development), Dennis Navarra (Vice President, Administration), Joseph Piazza, Jr. (Vice President, Sales), Frederick Saunders (Vice President, Marketing) and Gustav Kuelbs (President, Chrome Specialties, Inc.). In addition, the Company's success also depends in part on the continued performance of certain other key employees. Although incentives exist for these individuals to remain with the Company, the loss of the services of any one of them could have a material adverse effect on the business of the Company. In addition, recent litigation against the Company has strained the Company's management resources and there can be no assurance that such developments will not have a material adverse effect on the Company. See "Item 1. - Legal Proceedings".

     SEASONALITY AND WEATHER. The Company's net sales for its last two quarters of any particular fiscal year are generally lower than the net sales for the first two quarters of such year. This decrease in net sales is due to a lower number of orders by dealers in anticipation of, and during, the cold weather months, during which motorcycle riding decreases relative to the warm weather months. In particular, the Company's operating result may be negatively affected by adverse weather conditions, especially in the Spring and Summer months. Any such decrease has a significant impact on the Company's quarterly earnings during the last two quarters of its fiscal year because certain operating expenses remain relatively constant throughout the year. The Company seeks to mitigate this seasonality through various promotional efforts and incentives, but no assurance can be given that such seasonality will not have a material adverse effect on the Company's revenues and earnings during this period.

     DEPENDENCE ON THIRD PARTY AND FOREIGN MANUFACTURING RELATIONSHIPS; TAIWANESE POLITICAL VOLATILITY. A significant portion of the Company's products are purchased from third party manufacturers, often through independent trading companies. Although the Company believes it has close working relationships with its trading companies and most of its suppliers, the Company does not have long-term arrangements with these parties, and, therefore, cannot be assured that products will be delivered on a timely basis or on terms favorable to the Company in the future. In addition, any disruption in the Company's trading company or manufacturing relationships could result in supply delays. Many of the Company's suppliers are located in Asia, and, therefore, the Company is subject to certain risks associated with dealing with foreign suppliers, including currency exchange fluctuations, trade restrictions and changes in tariff and freight rates any of which could materially and adversely affect the Company. Moreover, many of the Company's suppliers are located in Taiwan and the Company's relationships with such suppliers are subject to disruption in the event of any change in the volatile political and military relationship between Taiwan and the People's Republic of China.

     A substantial number of the Company's products are manufactured in Taiwan, South Korea, Japan and Mexico. Consequently, the availability and cost of products manufactured overseas could be adversely affected if political or economic conditions in these countries were to deteriorate. In addition, although the process for the products purchased by the Company are stated in United States dollars, because the prices often are not determined until the manufacturing process is completed, the Company bears risk with respect to changes in exchange rates. The cost of products could also be affected by the tariff structure imposed on imports or other trade policies of the United States or other governments, which could adversely affect operations. The Company attempts to minimize this risk by maintaining a pricing policy with its dealers that allows the Company to change its prices at any time. In certain circumstances, the Company also contracts to purchase foreign currencies at fixed prices in the future for major foreign currency exposures. In addition, because the Company has relationships with United States manufacturers, the

Company believes that it is capable of obtaining many of the products presently sourced overseas from domestic sources, although not necessarily at prices as favorable to the Company as non-U.S. manufacturers are able to provide. In this manner, the Company believes that it can also reduce its exposure to currency fluctuations and other risks of manufacturing outside the United States.

     MANAGEMENT OF GROWTH. The Company's success depends in part on its ability to manage growth, both domestically and internationally. Such growth will require the Company to enhance its operational, management information and financial control systems. In addition, continued growth will require the Company to increase the personnel in its sales, marketing and customer support departments. If the Company is unable to successfully enhance its systems or to hire a sufficient number of employees with the appropriate levels of experience in a timely manner, the Company's business, financial condition and results of operations could be materially and adversely affected.

     INTERNATIONAL OPERATIONS. In the fiscal years ended 1996, 1997, and 1998, international sales accounted for 20%, 19%, and 17%, respectively, of the Company's total net sales. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential insolvency of international dealers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

     COMPLIANCE WITH ENVIRONMENTAL LAWS. Both federal and state authorities have various environmental control requirements relating to air, water and noise pollution that affect the business operations of the Company. The Company endeavors to ensure that all its facilities comply with applicable environmental requirements, there can be no assurance that its operations do not violate such requirements or that any steps taken by the Company to remediate any former noncompliance with such requirements would not have a material effect on the Company's operations.

          In the past, the Company utilized a chrome-plating and polishing process, and was subject to a variety of laws and regulations relating to environmental matters. During the year ended January 31, 1994 the Company discontinued in-house chrome plating of its products, and currently subcontracts such work to outside vendors. The Company endeavors to ensure that all its facilities comply with applicable environmental regulations and standards. Compliance with such standards has not, to date, had a material adverse effect on the Company's capital expenditures, earnings or competitive position and no material capital expenditures are anticipated for the remainder of this fiscal year. Although the Company believes it is in compliance with all applicable environmental requirements, there can be no assurance that this operation did not violate such requirements or that compliance or noncompliance with any environmental requirements would not have a material adverse effect on the Company's operations.

     EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS. The Board of Directors has the authority to issue up to 1,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance, or possible issuance, of Preferred Stock could have the effect of making it more difficult for third parties to acquire a majority of the outstanding voting stock of the Company. In addition, on November 13, 1996, the Board of Directors approved a Preferred Shares Rights Plan and subsequently issued preferred share rights to the Company's stockholders. The Rights Plan, as well as certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law, could delay or make difficult a merger, tender offer or proxy contest involving the Company.

     As of the date hereof, there is pending an unsolicited tender offer for all of the Company's shares by Golden Cycle, L.L.C. for $18.00 per share, which regardless of outcome, could have a material adverse effect on the Company. See "Change of Control Matters" above.

     POSSIBLE VOLATILITY OF STOCK PRICE. The Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected or projected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock.

     RELIANCE UPON THIRD PARTIES. The Company employs the services of various independent representatives, the most significant of which is Zodiac Enterprises, Ltd. ("Zodiac"), to expedite the activities of its foreign manufacturers and to act as a purchasing agent for the Company. The Company has been doing business with Zodiac since 1984. Under the terms of the agreement between Zodiac and the Company, Zodiac is an agent for the Company to purchase products in Taiwan and to manufacture products in Taiwan. The agreement provides that Zodiac will supply the Company with products that meet certain specifications designated by the Company and, when necessary, provide the tooling that is necessary to manufacture such products. The Company's agreement with Zodiac is renewed annually, and can be terminated by the Company at any time on 90 days notice and by either party 90 days prior to the end of each annual period. Products purchased through Zodiac represented 18%, 11%, and 9% of the Company's net sales in the fiscal years ended January 31, 1996, 1997, and 1998, respectively. Chrome Specialties foreign product sourcing has been also substantially from Taiwan where it employs the services of a trading company, Harness, Inc. ("Harness") to expedite its product purchase from numerous local manufacturing sources. As a result of the acquisition of Chrome Specialties, the Company has chosen Harness as its main source for both Chrome Specialties and Custom Chrome products imported from Taiwan. As a result, it is anticipated that the Company expects to increase its product sourcing from, and accordingly, its reliance upon Harness in the future. In addition, Chrome Specialties sources manufactured products from Mexico. If Zodiac's or Harness's services were discontinued for any reason, the Company believes it could replace such services in a timely manner by its own capabilities and using other trading companies. In many cases, the Company would expect to continue using the same manufacturers. There can be no assurance, however, that it would not experience temporary supply delays.

     Although the Company, in certain instances, has chosen to purchase its entire supply of certain products from a single manufacturer, the Company does not regard any single manufacturer as essential to its operations. The Company did not purchase products representing more than 2.0% of its total sales from any single manufacturer during the fiscal year ended January 31, 1996, 1997 or 1998. As to products for which there is a single supplier, the Company has, in many cases, pre-qualified an acceptable alternative source and believes that such an alternative source could commence delivery of volume production quantities within several months. In certain cases, the Company also seeks to mitigate the potential adverse consequences of sole sources by maintaining adequate levels of finished goods inventory in stock and in transit. Nonetheless, the loss of a single source supplier or a major trading Company relationship could have short-term adverse effects on operations.

     IMPACT OF THE YEAR 2000 ISSUE. The year 2000 issue results from computer programs written using a two digit date field rather than four to define the applicable year. The Company's current main computer program utilizing a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, engage in other similar normal business activities. The Company is in the process of installing a new computer software system which will increase operational and financial efficiencies and information analysis. The new enterprise system recognizes dates beyond December 31, 1999 and addresses a substantial portion of the Year 2000 issue as it impacts the Company. The cost of this project, as it related to the year 2000 issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.

                          PART II. - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On March 23, 1998 the Company received a written proposal from Golden Cycle, L.L.C. ("Golden") for a business combination between Golden and the Company in which Golden proposed that the Company's stockholders would receive cash consideration of $18.00 per share. Shortly thereafter Golden commenced a tender offer for all the issued and outstanding shares of the Company for $18.00 per share. In addition, Golden commenced a proxy solicitation to remove the current Board of Directors and replace them with directors selected by Golden. Golden, the Company, and a number of third parties have filed lawsuits in connection with the above-mentioned tender offer and proxy solicitation.

     DELAWARE STATE INSPECTION LITIGATION

     On March 25, 1998, Golden, by and through its agent Cede and Company, served on the Company a demand for production of the Company's stockholder list and inspection of a wide range of books and records of the Company (the "Demand Letter"). On April 1, 1998, the Company responded by letter stating that the Company could not ascertain from the Demand Letter whether a "proper purpose" under Delaware General Corporation Law (S) 220 had been stated and requested clarification. On April 2, 1998, Golden Cycle initiated proceedings in Delaware Chancery Court ("Chancery Court") seeking production of a stockholder list and equitable relief in the form of an order allowing inspection. Golden also sought expedited treatment of the entire matter. On April 3, 1998, the Chancery Court bifurcated the proceedings and ordered discovery on an expedited basis.
On April 14, 1998, the Chancery Court ordered the Company to provide Golden Cycle with a stockholder list, and that list was provided to Golden Cycle on April 15, 1998. With respect to Golden's request for books and records other than a stockholder list, a trial was held in the Chancery Court on May 22, 1998 concerning, among other things, the issue of whether Golden's Demand Letter and subsequent correspondence stated a "proper purpose" for demanding such books and records. The Chancery Court has not yet ruled on the issues presented at the May 22, 1998 trial.

     DELAWARE STATE FIDUCIARY DUTY LITIGATION

     On April 7, 1998, Golden filed a complaint in Chancery Court against the Company and each member of its board alleging interference with corporate franchise, breach of fiduciary duty and fraud. The action, as subsequently amended, alleges various actions or inactions relating to Golden's consent solicitation and tender offer and seeks, inter alia, redemption of the Rights, injunctive relief and unspecified damages. On April 9, 1998, Golden filed a motion seeking, among other things, preliminary injunctive relief. A hearing on Golden's motion for preliminary injunctive relief was held on May 8, 1998 and, on May 20, 1998, the Chancery Court issued an order denying Golden's request in all respects.

Although the Chancery Court denied Golden's request for preliminary injunctive relief, that order was not a final judgment on Golden's claims, and the action is ongoing.

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

     DELAWARE FEDERAL LITIGATION

     On April 6, 1998, Golden filed suit against the Company and each member of the Board alleging that the Board set the record date for the written consent solicitation in contravention of the rules promulgated under the Exchange Act. The complaint seeks, inter alia, a declaration that March 30, 1998 is ineffective as a record date for Golden's written consent solicitation. On April 22, 1998, the Company filed its answer to the complaint, in which it denied allegations that the record date for Golden's consent solicitation was set in contravention of the Exchange Act, or any of the rules and regulations promulgated thereunder.

     DELAWARE CLASS ACTION

     On March 26, 1998, the Great Neck Capital Appreciation Investment Partnership, L.P. ("Great Neck") filed a class action complaint in the Delaware Court of Chancery on behalf of the Company's stockholders against the Company, each of the members of the Company's Board of Directors, and Ignatius J. Panzica, alleging that each of the defendants breached their fiduciary duties to the Company's stockholders by failing adequately to consider Golden's March 23, 1998 offer to purchase the Company, or to negotiate with Golden and/or other potential acquirors. On March 30, 1998, after Golden filed preliminary consent solicitation materials with the Securities and Exchange Commission, a second class action complaint was filed in the Delaware Chancery Court by Ralph Bonito, on behalf of the Ralph Bonito IRA and Company stockholders, against the same defendants. The complaint filed by Mr. Bonito is virtually identical to the complaint previously filed by Great Neck. Both complaints seek mandatory injunctive relief compelling the Company and the Board of Directors to take all steps necessary to arrange for the sale of the Company to the highest bidder.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               Exhibit 27 - Financial Data Schedule

          b.   Reports on Form 8-K

               No report on Form 8-K were filed during the quarter ended April 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GLOBAL MOTORSPORT GROUP, INC.



Date:     June 15, 1998                /s/ James J. Kelly, Jr.
      -----------------------          -----------------------
                                       James J. Kelly, Jr.
                                       Executive Vice President, Finance
                                       and Chief Financial Officer

                                       (Principal Financial and
                                       Accounting Officer)