Form 10-Q
period 1998-07-31
GLOBAL MOTORSPORT GROUP INC
filed 1998-09-14
CIK 879360

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998
                                       OR

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

Yes       X     .   No  _____________.
     -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
               Class                               September 8, 1998
               -----                               -----------------

   Common Stock, $.001 par value                       5,173,077

                         GLOBAL MOTORSPORT GROUP, INC.

                                   FORM 10-Q
                 FOR THE THREE-MONTH PERIOD ENDED JULY 31, 1998

PART I.      FINANCIAL INFORMATION                                                                PAGE NO.
-------      ---------------------                                                                --------
      Item 1.   Condensed Consolidated Financial Statements

                Consolidated Balance Sheets at
                July 31, 1998 and January 31, 1998                                                      3

                Consolidated Statements of Operations for the
                three and six month periods ended July 31, 1998 and 1997                                4

                Consolidated Statements of Cash Flows for the
                six month periods ended July 31, 1998 and 1997                                          5

                Notes to Condensed Consolidated Financial Statements                                    6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                     7

PART II.     OTHER INFORMATION

      Item 2.   Legal proceedings                                                                       15

      Item 6.   Exhibits and Reports on Form 8-K                                                        21

                         GLOBAL MOTORSPORT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                  (Unaudited)
                                                             July 31     January 31
                                                              1998          1998
ASSETS
Current assets:
Cash and cash equivalents...............................     $    947      $  1,432
Accounts receivable, net................................       12,950        12,958
Merchandise inventories.................................       56,324        66,338
Deferred income taxes...................................        3,055         3,079
Prepaid income taxes....................................        1,076         1,926
Deposits and prepaid expenses...........................        2,559         2,614
                                                             --------      --------
                                                             $ 76,911      $ 88,347
Property and equipment, net.............................       18,906        18,408
Other assets............................................       34,764        35,327
                                                             --------      --------
                                                             $130,581      $142,082
                                                             ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt and
 capital lease obligations..............................     $  4,149      $  4,176
Bank borrowings.........................................                     13,741
Accounts payable........................................        6,029         6,757
Accrued expenses and other liabilities..................        5,551         4,775
                                                             --------      --------
                                                               15,729        29,449

Long-term debt and capital lease obligations............       48,262        52,302
Deferred income taxes...................................        1,283           988

Shareholders' equity:
 Common stock, $.001 par value; 20,000,000
   shares authorized; 5,449,077 issued and 5,173,077
   shares outstanding as of July 31, 1998, and
   5,301,767 issued and 5,025,767 shares outstanding
   as of July 31, 1997; and 5,358,312 issued and
   5,082,312 share outstanding as of January 31, 1998...            5             5
 Additional paid-in capital.............................       30,104        28,977
 Retained earnings......................................       35,198        30,361
                                                             --------      --------
                                                               65,307        59,343
Commitments and contingencies
                                                             --------      --------
                                                             $130,581      $142,082
                                                             ========      ========

                         GLOBAL MOTORSPORT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                            For three months ended     For six months ended
                                                   July 31                     July 31
                                              1998         1997         1998          1997
                                              ----         ----         ----          ----
Sales, net                               $   45,325   $   32,297   $   90,121    $   64,004
Cost of Sales                                28,169       19,964       56,198        39,836
                                         ----------   ----------   ----------    ----------
  Gross Profit                               17,156       12,333       33,923        24,168
                                         ----------   ----------   ----------    ----------
Operating Expenses
  Selling, general & administrative          10,288        7,343       20,625        14,509
  Cost associated with unsolicited
          tender offer                        1,271                     1,708
Product development                             413          348          665           711
                                         ----------   ----------   ----------    ----------
                                             11,972        7,691       22,998        15,220
                                         ----------   ----------   ----------    ----------

Operating income                              5,184        4,642       10,925         8,948

Interest expense                              1,121          415        2,629           872
                                         ----------   ----------   ----------    ----------
  Income before income taxes                  4,063        4,227        8,296         8,076

Income taxes                                  1,687        1,703        3,459         3,209
                                         ----------   ----------   ----------    ----------

Net income                               $    2,376   $    2,524   $    4,837    $    4,867
                                         ==========   ==========   ==========    ==========
Net income per share, basic                   $0.46        $0.50        $0.95         $0.96
                                         ==========   ==========   ==========    ==========
Net income per share, diluted                 $0.43        $0.49        $0.88         $0.93
                                         ==========   ==========   ==========    ==========

Shares outstanding:

  Basic                                   5,201,000    5,048,000    5,106,000     5,117,000
  Diluted                                 5,577,000    5,191,000    5,477,000     5,224,000

                         GLOBAL MOTORSPORT GROUP, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                             For the three months ended
                                                                       July 31,
                                                                   1998       1997
                                                                   ----       ---
Cash flows from operating activities:
  Net income.................................................   $  4,837    $ 4,867
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation and amortization...........................      2,112      1,161
     Deferred income tax.....................................        319         --
     Changes in items affecting operations:
      Accounts receivable....................................          8        810
      Merchandise inventories................................     10,014      3,192
      Deposits & prepaid expenses............................        905        597
      Accounts payable, accrued expenses & other liabilities.         48       (357)
                                                                 -------     ------

Net cash provided by operating activities....................     18,243     10,270
                                                                --------    -------

Cash flows from investing activities:
   Additions to property and equipment.......................     (2,047)    (2,676)
                                                                --------    -------
Cash flows from financing activities:
  Bank (repayment) borrowings, net...........................    (13,741)      (979)
  Borrowing (repayment) on capital lease obligations and
  long-term debt.............................................     (4,067)      (139)
  Issuance of common stock...................................      1,127        141
  Repurchase of common stock.................................          -     (3,489)
                                                                --------    -------

Net cash used in refinancing activities......................    (16,681)    (4,466)
                                                                --------    -------
Net change in cash and cash equivalents......................       (485)     3,128
Cash and cash equivalents at beginning of period.............      1,432         40
                                                                --------    -------
Cash and cash equivalents at end of period...................   $    947    $ 3,168
                                                                ========    =======

Supplemental disclosures of cash paid during the period:

  Interest...................................................   $  2,629    $   869
                                                                ========    =======
  Income taxes...............................................   $  1,413    $ 1,425
                                                                ========    =======

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

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

Note 2 - Earnings Per Share Calculation
---------------------------------------

  The company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options and warrants, after giving effect to contingently issuable shares under acquisition agreements. The Company has restated net income per share for all periods presented in accordance with SFAS No. 128.

  Reconciliation of basic and diluted net income per share (in thousands, except per share data):

                                       Three months ended July 31, 1998      Three months ended July 31, 1997
                                       --------------------------------      --------------------------------
                                       Net Income    Shares        EPS       Net Income   Shares        EPS
                                       ----------    ------        ---       ----------   -------       ---

Basic net income per share               $2,376      5,201        $0.46      $2,524        5,048        $0.50
Effect of dilutive shares                   ---        376          ---         ---          143          ---
                                         ------      -----        -----      ------        -----       ------
Diluted net income per share             $2,376      5,577        $0.43      $2,424        5,191        $0.49
                                         ======      =====        =====      ======        =====       ======
                                    Six months ended July 31, 1998           Six months ended July 31, 1997
                                    ------------------------------           ------------------------------
                                       Net Income    Shares        EPS       Net Income   Shares        EPS
                                       ----------    ------        ---       ----------   -------       ---
Basic net income per share               $4,837      5,106        $0.95      $4,867        5,117        $0.96
Effect of dilutive shares
Diluted net income per share                ---        371          ---         ---          107          ---
                                         ------      -----        -----      ------        -----        -----
                                         $4,837      5,477        $0.88      $4,867        5,224        $0.93
                                         ======      =====        =====      ======        =====        =====

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

RESULTS OF OPERATIONS

   Net sales increased 40.3% to $45,325,000 for the three months ended July 31, 1998 when compared to the same period of last year. Net sales increased 40.8% to $90,121,000 for the six months ended July 31, 1998 from $64,004,000 for the same period of the prior fiscal year. Net sales in the three and six months ended July 31, 1998 included $10.8 million and $21.7 million, respectively, in revenues generated by the Company's Chrome Specialties subsidiary. This subsidiary was acquired by the Company in September, 1997. Excluding sales generated by Chrome Specialties, net sales in the three and six month period ended July 31, 1998 increased 6.9% and 7.0% respectively compared to the same periods of the prior year. Net sales in the three and six month periods ended July 31, 1998 increased approximately 6.9% when compared to the pro forma combined sales of Custom Chrome and Chrome Specialties for the same periods of the prior year. Sales growth in the period was the result of increased product shipments to a wide range of domestic customers. International shipments were down during the period by 2.0% due to the strength of the U.S. dollar, the Company's selling currency, and poor economic conditions in Europe and the Far East. International sales accounted for 18.0% of total sales for the six months ended July 31, 1998.

   Gross profit as a percentage of sales was 37.9% and 37.6% respectively, in the three and six month periods ended July 31, 1998 compared with 38.2% and 37.8%, respectively, in the same periods of last year. Gross margins were modestly lower in the current year quarter and half year when compared to the same period in the prior year primarily as a result of increased discounting of overstocked and slower moving inventory and lower gross margins on product supplied by domestic third party vendors, which were offset by improved product gross margins on parts imported from Far Eastern countries.

   Selling, general and administrative expenses were $10.3 million and $20.6 million or 22.7% and 22.9% of net sales, respectively, for the three and six month periods ended July 31, 1998, compared with $7.3 million and $14.5 million or 22.7% of net sales, respectively, in the same periods last year. The increase in the absolute amount of selling, general and administrative expense levels over the prior year is principally attributable to the higher expense levels associated with managing both the Company's historical operations and the operations of Chrome Specialties which was acquired by the Company in September, 1997. Additionally, selling, general and administrative expenses for the three and six months ended July 31, 1998 includes $332,000 and $664,000 resulting from amortization of the excess of the Chrome Specialties purchase price over the net tangible assets acquired and other intangible assets related to the acquisition.

   For the quarter and half year ended July 31, 1998, the Company incurred $1.3 million and $1.7 million in costs associated with an unsolicited tender offer for the Company's common shares. See "Change in Control Matters" below for a discussion of the tender offer and related matters. The Company expects to continue to incur significant costs on this matter until such time as the matter is resolved.

   Product development expenses were $413,000 and $665,000 or 0.9% and 0.7% of net sales, respectively, for the three and six month periods ended July 31, 1998. Product development expenses decreased for the current six month period due to the discontinuation of certain functions of that department, which have been outsourced. Product development expenses as a percentage of net sales have decreased from the 1.1% for the three and six month periods in the prior year due to the consolidation of the operations of Chrome Specialties, which has no material product development expenditures.

   Interest expense increased to $1.1 million and $2.6 million or 2.5% and 2.9% of net sales, respectively, for the three and six month period ended July 31, 1998. This is compared to $0.4 million and $0.9 million or 1.3% and 1.4% for the same periods in the prior year. The higher interest in the current period resulted from higher bank borrowings used to complete the acquisition of the net assets of Chrome Specialties in September, 1997. The lower interest expense in the current quarter compared to the three months ended April 30, 1998 reflects the Company's reduction of bank borrowings in the period.

   The Company's effective consolidated income tax rate was 41.5% and 41.7% in the three and six months ended July 31, 1998, respectively. This compares with 40.3% and 39.7% in the same periods in the prior year. The higher effective tax rate in the quarter and year to date when compared to the same periods last year reflects U.S. Federal tax rates associated with higher levels of corporate taxable net income.

   LIQUIDITY AND CAPITAL RESOURCES

   On September 16, 1997, the Company completed the acquisition of substantially all of the assets, and assumed certain liabilities, of Chrome Specialties, Inc. Chrome Specialties was a privately held, independent, wholesale distributor of aftermarket parts and accessories for Harley Davidson motorcycles, which operated from its 100,000 sq. ft. warehouse and headquarters in Fort Worth, Texas.

   In connection with the acquisition of Chrome Specialties, the Company entered into a $73.5 million credit agreement which: (i) provided funding for the acquisition price for Chrome Specialties, Inc.; (ii) provided funding to retire $15,000,000 of Senior Secured Notes; and (iii) provided the Company additional working capital borrowing ability. Borrowings under the new credit facility bear interest at the Bank's Base Rate or the London Interbank Borrowing Rate plus 1.75%. The agreement provides that the interest rate reduces as the Company reduces the initial debt level. In addition, the Company has fixed the rate for two-thirds of the borrowing by means of a swap transaction. The financing agreement required the Company to achieve or maintain certain financial results or ratios, and restricts the Company's ability to pay dividends, repurchase common stock, make further acquisitions and effect certain other transactions without the Bank's consent. For the period for September 16, 1998 to January

31, 1998, the Company was not in compliance with a number of its covenants under the credit agreement. The syndicate of Banks provided waivers for these violations in return for a fee, a .25% interest rate increase and certain modifications of the agreement. The Company was also not in compliance with the covenants under the credit agreement, as modified by the waiver previously received, during the quarter ended July 31, 1998. The syndicate of Banks provided waivers for these current violations in return for the continuation of the .25% interest rate increase and a fee. There can be no assurance that the Company will be able to maintain such compliance. Any failure to comply with these or other requirements of the credit agreement could have a material adverse effect on the Company's liquidity, business and results of operations.

   Net cash provided by operating activities in the period ended July 31, 1998 was $18,243,000 compared with $10,270,000 in the same period of the prior year. In the period ended July 31, 1998, the Company made capital expenditures for computer and software equipment necessary to convert to a new enterprise software system and tooling for new products. The Company believes that cash flow from operations and funds from the working capital line of credit will be adequate to meet its capital and cash requirements at least through the next 12 months.

   CHANGE OF CONTROL MATTERS

   On March 23, 1998, the Company received a written proposal from Golden Cycle, L.L.C. ("Golden Cycle") for a business combination between Golden Cycle and the Company in which Golden Cycle proposed that the Company's shareholders would receive cash consideration of $18.00 per share. Shortly thereafter, Golden Cycle commenced a tender offer for all of the issued and outstanding shares of the Company for $18.00 per share. In addition, Golden Cycle commenced a consent solicitation to remove the current Board of Directors and replace them with directors selected by Golden Cycle. Such consent solicitation has since expired without change to the composition of the Board of Directors.

   Golden Cycle and a number of third parties have also filed lawsuits in connection with the above mentioned tender offer and consent solicitation. The Company retained investment and legal advisors to advise it in connection with the tender offer, consent solicitation and lawsuits as well as to explore other acquisition proposals and other alternatives. In the three and six months ended July 31, 1998, the Company had charges of $1,271,000 and $1,708,000 related to the unsolicited tender offer by Golden Cycle and the subsequent litigation.

   In an effort to maximize shareholder value, the Company, GMS Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Sub"), and Fremont Acquisition Company III, LLC ("Fremont"), an entity controlled by Fremont Partners L.P., entered into an Agreement and Plan of Merger, dated as of June 28, 1998 and amended as of July 10, 1998 (as amended, the "Merger Agreement"), pursuant to which Fremont agreed to acquire majority control of the Company.
The Merger Agreement provides for, among other things, the purchase by Fremont of 2,666,667 newly issued shares (the "Stock Purchase") of the Company's common stock ( the "Shares" or "Common Stock") and that the Company will offer to purchase up to 4,820,000 (the "Tender Offer Number") Shares for $21.75 per share, net to each seller in cash, pursuant to the Company's Offer to Purchase, filed on Schedule 13E-4 with the Securities and Exchange Commission on July 13, 1998 (the "Offer"). The Tender Offer Number represents approximately 93% of the Shares expected to be outstanding on a fully diluted basis immediately before expiration of the Offer.

   Also pursuant to the Merger Agreement, the Company's Board of Directors and its officers (collectively, the "Management Stockholders"), entered into a stockholder agreement with Fremont dated as of June 28, 1998. Under this agreement, the Management Stockholders agreed not to tender in the Offer an aggregate of 87,979 Shares or Shares issuable upon exercise of outstanding stock options held by them, representing approximately 1.7% of the Shares outstanding as of June 25, 1998.

   The Merger Agreement provides that if the number of Shares validly tendered and not withdrawn before expiration of the Offer equal the Tender Offer Number, the Company will accept and pay for all such Shares, which will then be canceled and retired. Shares held by Fremont or its affiliates, 87,979 Shares held by the Management Stockholders and Shares held by any stockholders who do not tender their Shares will remain outstanding, the Merger will not be effected, and each of the holders of Shares will remain stockholders of the Company.

   If the number of Shares validly tendered and not withdrawn before expiration of the Offer exceeds the Tender Offer Number, then each holder of tendered Shares will receive as consideration a combination of cash and stock on a pro rata basis as more fully described in the Offer. The tendering stockholders will thus retain an equity stub, the holders of the remaining untendered Shares, along with Fremont and the Management Stockholders, will also remain Company stockholders, and the Merger will not be effected.

   If the number of Shares validly tendered and not withdrawn before expiration of the Offer is greater than a majority of the Outstanding Shares but less than the Tender Offer Number, then after satisfaction or waiver, if permissible, of all conditions to the Merger, Acquisition Sub will be merged with and into the Company and the corporate existence of Acquisition Sub will thereupon cease (the "Merger"). At the Merger's effective time, the outstanding shares held by each holder of Shares (other than Shares held by Fremont, Management Stockholders and stockholders who properly perfect their appraisal rights under Delaware law) will be converted into the right to receive as consideration a combination of cash and stock on a pro rata basis as more fully described in the Offer.

   The Merger Agreement prevents the Company and any of its subsidiaries from soliciting proposals or offers relating to the purchase of the Company's assets or Shares. If the Company enters into an alternative transaction relating to the purchase of the Company's assets or Shares under circumstances set forth in the Merger Agreement and within twelve months of termination of the Merger Agreement, the Company is obligated to pay Fremont a termination fee of $3,500,000. Additionally, upon termination of the Merger Agreement under circumstances set forth in the Merger Agreement, the Company is obligated to reimburse Fremont for its documented fees and expenses, not to exceed $1,000,000, reasonably incurred in connection with the Offer and the Merger.

   The consummation of the Stock Purchase, the Offer and, if required, the Merger is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including but not limited to, the Company or Acquisition Sub, as the case may be, completing a private placement offering of debt securities on terms set forth in the Merger Agreement. On August 11, 1998, the Company extended the expiration of the Offer to September 25, 1998 in order to provide additional time to satisfy the financing condition. No assurance can be given that such condition will in-fact be satisfied in light of current conditions in the high yield debt market. After the Stock Purchase, Offer and, if required, the Merger, Fremont will hold approximately 87% of the Company, Management Stockholders will hold approximately 3% of the Company and non-Management Stockholders will hold approximately 10% of the Company.

FACTORS THAT MAY EFFECT FUTURE RESULTS

   RECENT ACCOUNTING PRONOUNCEMENTS

   In June, 1997, SFAS No. 130, Reporting Comprehensive Income was issued. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income includes all changes in equity during a reporting period, except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement for its year ending January 31, 1999 and does not anticipate this statement will have a significant impact on its financial condition or results operations.

   In July 1997, SFAS NO. 131, Disclosures About Segments of an Enterprise and related information was issued. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997. Unless impracticable, companies will be required to restate prior period information upon adoption. The Company will adopt this statement in its year ended January 31, 1999 and does not anticipate this statement will have a significant impact on its financial condition or results of operations.

   DEPENDENCE ON, AND COMPETITION WITH, HARLEY DAVIDSON

   The Company is the largest independent supplier of aftermarket parts and accessories for Harley Davidson motorcycles. The Company's past success has depended, and the Company's future growth depends, in large part on the popularity of Harley Davidson motorcycles and the continued success of Harley Davidson in maintaining a significant market share of motorcycle sales and the number of units sold in the super heavyweight class. In particular, the Company's continued growth in earnings is in large part dependent upon continuing demand for Harley Davidson motorcycles and upon Harley Davidson's ability to meet such demand. As competition in the heavyweight cruiser class of motorcycles also increases, the market for new Harley Davidson motorcycles may decline, or if the popularity of existing Harley Davidson motorcycles were to decline, the Company's business, including earnings, could be materially adversely affected.

   In addition, it appears that the Company's stock price has in the past and may in the future be affected by fluctuations in the price of Harley Davidson's stock. Adverse results in any of Harley Davidson's businesses, including its non-motorcycle businesses, could adversely affect the price of Harley Davidson's stock, which could, in turn, adversely affect the Company's stock price.

   The Company also competes with Harley Davidson in the sale of parts and accessories for both new and used Harley Davidson motorcycles to Harley Davidson's franchised dealers, most of which are also customers of the Company. Harley Davidson has substantially greater financial, marketing, manufacturing and technical resources than the Company. There can be no assurance that the Company will be able to compete effectively with Harley Davidson in the future.

   From time to time, the Company and Harley Davidson have had disputes regarding alleged infringement of certain of each other's trademarks and patents, and certain litigation related thereto was settled in 1990. There can be no assurance that other disputes, including those which could lead to litigation regarding trademarks, patents or other matters, will not occur in the future between the Company and Harley Davidson.

   COMPETITION WITH OTHERS

   The market for the Company's products is highly competitive. Key competitive factors in the parts and accessories aftermarket for Harley Davidson motorcycles include the ability to promptly fill orders from inventory, the range of unique products offered and the speed and cost of product delivery. The Company's competitors include independent distributors ranging in size from small to large, and the proximity of any distributor to a particular dealer and the availability of unique products is often a competitive advantage. Accordingly, even small local distributors may be able to compete effectively against the Company. In addition, the Company competes with Harley Davidson in the sales of parts and accessories to Harley Davidson franchised dealers. There can be no assurance that the Company will be able to compete successfully in the future with small distributors or with Harley Davidson.

   In 1995, the Federal Trade Commission (the "FTC") voted to dissolve a 1954 consent decree against Harley Davidson which, among other things, had prohibited Harley Davidson from imposing exclusive dealing requirements upon its dealers. This consent decree was lifted pursuant to the FTC's "sunset" policy, which presumes that decrees which are more than 20 years old should be eliminated. In response to extensive public comments to the FTC urging that it keep this consent decree in force, Harley Davidson reported that it had no plans to change its dealer agreements in order to require exclusive dealings. However, there can be no assurance that Harley Davidson will not impose such exclusive dealing requirements upon its dealers who now purchase parts and accessories from the Company; nor can there be any assurance that, if Harley Davidson decided to impose such requirements upon its dealers, that a legal challenge to prevent such an action would be successful. If Harley Davidson is successful in imposing exclusive dealing requirements on its dealers, such requirements could have a material adverse effect on the Company's business.

   DEPENDENCE ON KEY PERSONNEL

   The Company's success depends, in part, upon the continued performance of Joseph Piazza who serves as President and Chief Executive Officer, and other key executives, including James J. Kelly, Jr. (Executive Vice President, Finance),
R. Steven Fisk (Senior Vice

President, purchasing, Operations and Product Development), Dennis Navarra (Vice President, Administration), Joseph Piazza, Jr. (Vice President, Sales) Frederick Saunders (Vice President, marketing) and Gustav Kuelbs (President, Chrome Specialties, Inc.). In addition, the Company's success also depends in part on the continued performance of certain other key employees. Although incentives exist for these individuals to remain with the Company, the loss of the services of any one of them could have a material adverse effect on the business of the Company. In addition, recent litigation against the Company has strained the Company's management resources and there can be no assurance that such developments will not have a material adverse effect on the Company. See "Item
2. - Legal Proceedings".

   SEASONALITY AND WEATHER

   The Company's net sales for its last two quarters of any particular fiscal year are generally lower than the net sales for the first two quarters of such year. This decrease in net sales is due to a lower number of orders by dealers in anticipation of, and during, the cold weather months, during which motorcycle riding decreases relative to the warm weather months. In particular, the Company's operating results may be negatively affected by adverse weather conditions, especially in the Spring and Summer months. Any such decrease has a significant impact on the Company's quarterly operating expenses, which remain relatively constant throughout the year. The Company seeks to mitigate this seasonality through various promotional efforts and incentives, but no assurance can be given that such seasonality will not have a material adverse effect on the Company's revenues and earnings during this period.

   DEPENDENCE ON THIRD PARTY AND FOREIGN MANUFACTURING RELATIONSHIPS; TAIWANESE POLITICAL VOLATILITY

   A significant portion of the Company's products are purchased from third party manufacturers, often through independent trading companies. Although the Company believes it has close working relationships with its trading companies and most of its suppliers, the Company does not have long-term arrangements with these parties, and, therefore, cannot be assured that products will be delivered on a timely basis or on terms favorable to the Company in the future. In addition, any disruption in the Company's trading company or manufacturing relationships could result in supply delays. Many of the Company's suppliers are located in Asia, and, therefore, the Company is subject to certain risks associated with dealing with foreign suppliers, including currency exchange fluctuations, trade restrictions and changes in tariff and freight rates, any of which could materially and adversely affect the Company. Moreover, many of the Company's suppliers are located in Taiwan, and the Company's relationships with such suppliers are subject to disruption in the event of any change in the volatile political and military relationship between Taiwan and the People's Republic of China.

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


INTERNATIONAL OPERATIONS

   In the fiscal years ended 1998, 1997 and 1996, international sales accounted for 17%, 19% and 20%, respectively, of the Company's total net sales. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential insolvency of international
dealers.   There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

COMPLIANCE WITH ENVIRONMENTAL LAWS

   Both federal and state authorities have various environmental control requirements relating to air, water and noise pollution that affect the business operations of the Company.

The Company endeavors to ensure that all its facilities comply with applicable environmental requirements. However, there can be no assurance that its operations do not violate such requirements or that any steps taken by the Company to remediate any former noncompliance with such requirements would not have a material effect on the Company's operations.

   In the past, the Company utilized a chrome plating and polishing process, and was subject to a variety of laws and regulations relating to environmental matters. During the year ended January 31, 1994, the Company discontinued in-house chrome plating of its products, and currently subcontracts such work to outside vendors. The Company endeavors to ensure that all its facilities comply with applicable environmental regulations and standards. Compliance with such standards has not, to date, had a material adverse effect on the Company's capital expenditures, earnings or competitive position, and no material capital expenditures are anticipated for the remainder of this fiscal year. Although the Company believes it is in compliance with all applicable environmental requirements, there can be no assurance that this operation did not violate such requirements or that compliance or noncompliance with any environmental requirements would not have a material adverse effect on the Company's operations.

   EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

   The Board of Directors has the authority to issue up to 1,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance, or possible issuance, of Preferred Stock could have the effect of making it more difficult for third parties to acquire a majority of the outstanding voting stock of the Company. In addition, on November 13, 1996, the Board of Directors approved a Preferred Shares Rights Plan and subsequently issued preferred share rights to the Company's stockholders. On June 28, 1998, the Company amended the Rights Plan to exclude from the definition of "Acquiring Person" the acquisition by Fremont of 15% or more of the Common Stock pursuant to the Merger Agreement.
The Rights Plan, as well as certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws and the Delaware law, could delay or make difficult a merger, tender offer or proxy contest involving the Company.

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

   RELIANCE UPON THIRD PARTIES

   The Company employs the services of various independent representatives, the most significant of which is Zodiac Enterprises, Ltd. ("Zodiac"), to expedite the activities of its foreign manufacturers and to act as a purchasing agent for the Company. The Company has been doing business with Zodiac since 1984. Under the terms of the agreement between Zodiac and the Company, Zodiac is an agent for the Company to purchase and manufacture products in Taiwan. The agreement provides that Zodiac will supply the Company with products that meet certain specifications designated by the Company and, when necessary, provide the tooling that is necessary to manufacture such products. The Company's agreement with Zodiac is renewed annually, and can be terminated by the Company at any time on 90 days notice and by either party 90 days prior to the end of each annual period. Products purchased through Zodiac represented, 18%, 11% and 9% of the Company's net sales in the fiscal years ended January 31, 1996, 1997, and 1998, respectively. Chrome Specialties foreign product sourcing has been also substantially from Taiwan where it employs the services of a trading company, Harness, Inc. ("Harness") to expedite its product purchase from numerous local manufacturing sources. As a result of the acquisition of Chrome Specialties, the Company has chosen Harness as its main source for both Chrome Specialties and Custom Chrome products imported from Taiwan. As a result, it is anticipated that the Company expects to increase its product sourcing from, and accordingly, its reliance upon Harness in the future. In addition, Chrome Specialties sources manufactured products from Mexico. If Zodiac's or Harness's services were discontinued for any reason, the Company believes it could replace such services in a timely manner by its own capabilities and using other trading companies. In many cases, the Company would expect to continue using the same manufacturers. There can be no assurance, however, that it would not experience temporary supply delays.

   Although the Company, in certain instances, has chosen to purchase its entire supply of certain products from a single manufacturer, the Company does not regard any single manufacturer as essential to its operations. The Company did not purchase products representing more that 2.0% of its total sales from any single manufacturer during the fiscal year ended January 31, 1996, 1997, or 1998. As to products for which there is a single supplier, the Company has, in many cases, pre-qualified an acceptable alternative source and believes that such an alternative source could commence delivery of volume production quantities within several months. In certain cases, the Company also seeks to mitigate the potential adverse consequences of sole sources by maintaining adequate levels of finished goods inventory in stock and in transit. Nonetheless, the loss of a single source supplier or a major trading Company relationship could have short-term adverse effects on operations.

   IMPACT OF THE YEAR 2000 ISSUE

   The year 2000 issue results from computer programs written using a two digit date field rather than four to define the applicable year. The Company's current main computer program utilizing a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices and engage in other similar normal business activities. The Company is in the process of installing a new computer software system, which will increase operational and financial efficiencies and information analysis. The new enterprise system recognizes dates beyond December 31, 1999 and addresses a substantial portion of the Year 2000 issue as it impacts the Company. The cost of this project, as it related to the year 2000 issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.

ITEM 2.  LEGAL PROCEEDINGS

   On March 23, 1998, the Company received a written proposal from Golden Cycle for a business combination between Golden Cycle and the Company in which Golden Cycle proposed that the Company's stockholders would receive cash consideration of $18.00 per share. Shortly thereafter, Golden Cycle commenced a tender offer for all of the issued and outstanding shares of the Company for $18.00 per share. In addition, Golden Cycle commenced a consent solicitation to remove the current Board of Directors and replace them with directors selected by Golden Cycle. Such consent solicitation has since expired without change to the composition of the Board of Directors. Golden Cycle, the Company and a number of third parties have also filed lawsuits in connection with the above-mentioned tender offer and consent solicitation.

   DELAWARE STATE INSPECTION LITIGATION

   On March 25, 1998, Golden Cycle, by and through its agent Cede and Company, served on the Company a demand for production of the Company's stockholder list and inspection of a wide range of books and records of the Company (the "Demand Letter"). On April 1, 1998, the Company responded by letter stating that the Company could not ascertain from the Demand Letter whether a "proper purpose" under Delaware General Corporation Law Section 220 had been stated and requested clarification. On April 2, 1998, Golden Cycle initiated proceedings in Delaware Chancery Court (the "Chancery Court") seeking production of a stockholder list and equitable relief in the form of an order allowing inspection. Golden Cycle also sought expedited treatment of the entire matter. On April 3, 1998, the Chancery Court bifurcated the proceedings and ordered discovery on an expedited basis. On April 14, 1998, the Chancery Court ordered the Company to provide Golden Cycle with a stockholder list and that list was provided to Golden Cycle on April 15, 1998. With respect to Golden Cycle's request for books and records other than a stockholder list, a trial was held in the Chancery Court on May 22, 1998 concerning, among other things, the issue of whether Golden Cycle's Demand Letter and subsequent correspondence stated a "proper purpose" for demanding such books and records. On June 18, 1998, the Chancery Court issued its opinion denying Golden Cycle's request for books and records and ordered the case dismissed. Golden Cycle did not appeal from the Chancery Court's order, which has now become final.

   DELAWARE STATE FIDUCIARY DUTY LITIGATION

   On April 7, 1998, Golden Cycle filed a complaint in Chancery Court against the Company and each member of its Board of Directors, alleging interference with corporate franchise, breach of fiduciary duty and fraud. The action, as subsequently amended, alleges various actions or inactions relating to Golden Cycle's consent solicitation and tender offer and seeks, inter alia, redemption of the Rights under the Rights Plan, injunctive relief and unspecified damages. On April

9, 1998, Golden Cycle filed a motion seeking, among other things, preliminary injunctive relief. A hearing on Golden Cycle's motion for preliminary injunctive relief was held on May 8, 1998 and, on May 20, 1998, the Chancery Court issued an order denying Golden Cycle's request in all respects. Although the Chancery Court denied Golden Cycle's request for preliminary injunctive relief, that order was not a final judgment on Golden Cycle's claims, and the action is ongoing.

   CALIFORNIA FEDERAL LITIGATION

   On April 2, 1998, the Company filed suit in the United States District Court for the Northern District of California alleging, inter alia, that Golden Cycle violated the Securities Exchange Act of 1934 by filing false and misleading materials with regard to Golden Cycle's consent solicitation and that Golden Cycle's submission pursuant to Section 13 of the Exchange Act was also false and misleading. The Complaint seeks, inter alia, to enjoin the solicitation of written consent pursuant to Golden Cycle's solicitation materials. On August 21, 1998, the Company voluntarily dismissed the suit without prejudice.

   DELAWARE FEDERAL LITIGATION

   On April 6, 1998, Golden Cycle filed suit in the United States District Court for the District of Delaware, alleging that the Company and its directors were in violation of the Federal Securities Laws in opposing Golden Cycle's proposed acquisition of the Company. On August 31, 1998, the District Court ordered the case dismissed without prejudice pursuant to a stipulation of dismissal by the parties.

   DELAWARE CLASS ACTIONS

   On March 26, 1998, the Great Neck Capital Appreciation Investment Partnership, L.P. ("Great Neck") filed a purported class action complaint in the Delaware Court of Chancery on behalf of the Company's stockholders against the Company, each of the members of the Company's Board of Directors, and Ignatius
J. Panzica, alleging that each of the defendants breached their fiduciary duties to the Company's stockholders by failing to adequately consider Golden Cycle's March 23, 1998 offer to purchase the Company, or to negotiate with Golden Cycle and/or other potential acquirors. On March 30, 1998, after Golden Cycle filed preliminary consent solicitation materials with the Securities and Exchange Commission, a second purported class action complaint was filed in the Delaware Chancery Court by Ralph Bonito, on behalf of the Ralph Bonito IRA and Company stockholders, against the same defendants. The complaint filed by Mr. Bonito is virtually identical to the complaint previously filed by Great Neck. Both complaints seek mandatory injunctive relief, compelling the Company and the Board of Directors to take all steps necessary to arrange for the sale of the Company to the highest bidder. On April 14, 1998, the Company moved to dismiss both complaints for failure to a claim upon which relief may be granted. Thereafter, plaintiffs in both purported class actions voluntarily agreed to an informal stay of proceedings.

   INTERNAL REVENUE SERVICE MATTERS

   In March, 1996 the Company received a Notice of Deficiency from the Internal Revenue

Service (IRS) arising out of an examination of its income tax returns for the years ended January 31, 1992, 1993 and 1994. The Notice asserted that the Company had underpaid its income taxes in those years by approximately $4.3 million due to the IRS disallowance of deductions primarily for compensation related issues. Based on the advice of outside tax counsel, the Company petitioned the U.S. Tax Court for a redetermination of these alleged deficiencies citing numerous errors in the IRS's allegation. In addition, the Company asserted that it is due additional tax deductions totaling at least $3.1 million in the tax periods which were examined.

   On September 2, 1998, the United States Tax Court rendered decisions on the Company's various petitions for redetermination. Based on the decisions of the Court, $3.9 million of the income tax underpayment alleged by the IRS was redetermined in the Company's favor. The Court did not allow the Company's claim for additional tax deductions in the periods which were examined. The Company will be notified of the amount of tax, penalty and interest due on issues that were not redetermined in the near future, and this will result in a charge to earnings in the third fiscal quarter ending October 31, 1998. The Company, based on the advice and opinion of outside experts, intends to file an appeal with respect to the Tax Court's denial of additional tax deductions.

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



                                         CUSTOM CHROME, INC.



Date: September 14, 1998                 /s/James J. Kelly, Jr.
      ------------------------           ---------------------------
                                         James J. Kelly, Jr.
                                         Executive Vice President, Finance
                                         and Chief Financial Officer

                                         (Principal Financial and
                                         Accounting Officer)