Form 10-Q
period 1998-10-31
GLOBAL MOTORSPORT GROUP INC
filed 1998-12-15
CIK 879360

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

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

Yes     X  .    No       .
      -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       Outstanding at
             Class                                    December 10, 1998

   Common Stock, $.001 par value                          5,182,973

                         GLOBAL MOTORSPORT GROUP, INC.

                                   FORM 10-Q
          FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 1998

PART I.     FINANCIAL INFORMATION                                                       PAGE NO.
-------     ---------------------                                                       --------
     Item 1.      Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at
                  October 31, 1998 and January 31, 1998 (Unaudited)                         3

                  Condensed Consolidated Statements of Operations for the
                  three and nine month periods ended October 31, 1998 and 1997
                  (Unaudited)                                                               4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine month periods ended October 31, 1998 and 1997 (Unaudited)            5

                  Notes to Condensed Consolidated Financial Statements                      6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       8

PART II.          OTHER INFORMATION
--------          -----------------
     Item 2.      Legal proceedings                                                         17

     Item 6.      Exhibits and Reports on Form 8-K                                          20

                         GLOBAL MOTORSPORT GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                        October 31         January 31
                                                           1998               1998

ASSETS
Current assets:
Cash and cash equivalents.............................    $  1,379           $  1,432
Accounts receivable, net..............................      13,403             12,958
Merchandise inventories...............................      53,941             66,338
Deferred income taxes.................................       3,055              3,079
Prepaid income taxes..................................       1,026              1,926
Deposits and prepaid expenses.........................       2,519              2,614
                                                          --------           --------
                                                            75,323             88,347

Property and equipment, net...........................      18,450             18,408
Other assets..........................................      34,874             35,327
                                                          --------           --------
                                                          $128,647           $142,082
                                                          ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt and
 capital lease obligations............................    $  4,137           $  4,176
Bank borrowings.......................................          --             13,741
Accounts payable......................................       4,372              6,757
Accrued expenses and other liabilities................       6,824              4,775
                                                          --------           --------
                                                            15,333             29,449

Long-term debt and capital lease obligations..........      46,998             52,302
Deferred income taxes.................................         858                988

Shareholders' equity:
 Common stock, $.001 par value; 20,000,000
   shares authorized; 5,458,973 issued and 5,182,973
   shares outstanding as of October 31, 1998, and
   5,358,312 issued and 5,082,312 shares outstanding
   as of January 31, 1998.............................           6                  5
 Additional paid-in capital...........................      30,077             28,977
 Retained earnings....................................      35,375             30,361
                                                          --------           --------
                                                            65,458             59,343
Commitments and contingencies
                                                          --------           --------
                                                          $128,647           $142,082
                                                          ========           ========

                         GLOBAL MOTORSPORT GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                              For three months ended       For nine months ended
                                                    October 31                  October 31

                                                1998          1997           1998          1997
                                                ----          ----           ----          ----

Sales, net................................    $38,526       $30,450       $128,647       $94,455
Cost of Sales.............................     23,637        19,498         79,835        59,334
                                              -------       -------       --------       -------
       Gross Profit.......................     14,889        10,952         48,812        35,121
                                              -------       -------       --------       -------

Operating Expenses
       Selling, general & administrative..     10,739         9,643         31,365        24,162
       Cost associated with unsolicited
             tender offer.................      1,556            --          3,263            --
       Product development................        376           347          1,041         1,048
                                              -------       -------       --------       -------

Operating income..........................      2,218           962         13,143         9,911

Interest expense..........................        869           814          3,498         1,687
                                              -------       -------       --------       -------

Income before income taxes................      1,349           148          9,645         8,224

Income taxes..............................      1,172            66          4,631         3,274
                                              -------       -------       --------       -------

Net Income................................    $   177       $    82       $  5,014       $ 4,950
                                              =======       =======       ========       =======

Net Income per share, basic...............    $  0.03       $  0.02       $   0.97       $  0.97
                                              =======       =======       ========       =======

Net income per share, diluted.............    $  0.03       $  0.02       $   0.92       $  0.94
                                              =======       =======       ========       =======

Shares outstanding:

    Basic.................................  5,174,000     5,056,000      5,160,000     5,126,000
    Diluted...............................  5,365,000     5,314,000      5,472,000     5,260,000

                         GLOBAL MOTORSPORT GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                           For the nine months ended
                                                                                   October 31,
                                                                             1998             1997
                                                                            ------           ------
Cash flows from operating activities:
  Net income......................................................        $  5,014         $  4,950
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization...............................           3,557            2,097
      Deferred income tax.........................................            (106)              --
      Changes in items affecting operations:
        Accounts receivable.......................................            (444)           1,219
        Merchandise inventories...................................          12,397              981
        Deposits & prepaid expenses...............................             996              181
        Accounts payable, accrued expenses & other liabilities....            (338)           3,806
                                                                          --------         --------

Net cash provided by operating activities.........................          21,076           13,234
                                                                          --------         --------

Cash flows from investing activities:
  Purchase of intangible assets in connection with acquisition....            (733)         (26,376)
  Purchase of equipment in connection with acquisition............              --             (770)
  Purchase of net current assets in connection with acquisition...              --          (12,383)
  Acquisition costs...............................................              --           (1,966)
  Additions to property and equipment.............................          (2,413)          (3,474)
                                                                          --------         --------

  Net cash used in investing activities...........................          (3,146)         (44,969)
                                                                          --------         --------

Cash flows from financing activities:
  Bank repayment, net.............................................         (13,741)          (2,369)
  Borrowing (repayment) on capital lease obligations and
    long-term debt................................................          (5,343)          38,646
  Issuance of common stock........................................           1,101              786
  Repurchase of common stock......................................              --           (3,489)
                                                                          --------         --------

Net cash provided (used) by financing activities..................         (17,983)          33,574
                                                                          --------         --------

Net change in cash and cash equivalents...........................             (53)           1,839
Cash and cash equivalents at beginning of period..................           1,432               40
                                                                          --------         --------

Cash and cash equivalents at end of period........................        $  1,379         $  1,879
                                                                          ========         ========

Supplemental disclosures of cash paid during the period:

  Interest........................................................        $  3,498         $  1,878
                                                                          ========         ========

  Income taxes....................................................        $  1,581         $  3,107
                                                                          ========         ========

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

Note 2 - Earnings Per Share Calculation
---------------------------------------

  The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options and warrants, after giving effect to contingently issuable shares under acquisition agreements. The Company has restated net income per share for all periods presented in accordance with SFAS No. 128.

  Reconciliation of basic and diluted net income per share (in thousands, except per share data):

                                 Three months ended October 31, 1998      Three months ended October 31, 1997
                                 -----------------------------------      -----------------------------------
                                 Net Income       Shares        EPS       Net Income       Shares        EPS
                                 ----------       ------        ---       ----------       ------        ---
Basic net income per share             $177        5,174       $0.03             $82        5,056       $0.02
Effect of dilutive shares                --          191          --              --          258          --
                                       ----        -----       -----             ---        -----       -----
Diluted net income per share           $177        5,365       $0.03             $82        5,314       $0.02
                                       ====        =====       =====             ===        =====       =====

                                 Nine months ended October 31, 1998       Nine months ended October 31, 1997
                                 ----------------------------------       -----------------------------------
                                 Net Income       Shares       EPS        Net Income       Shares        EPS
                                 ----------       ------       ---        ----------       ------        ---
Basic net income per share           $5,014        5,160       $0.97          $4,950        5,126       $0.97
Effect of dilutive shares                --          312          --              --          134          --
                                     ------        -----       -----          ------        -----       -----
Diluted net income per share         $5,014        5,472       $0.92          $4,950        5,260       $0.94
                                     ======        =====       =====          ======        =====       =====


Note 3 - Agreement and Plan of Merger
-------------------------------------

  On November 8, 1998, the Company entered into an Agreement and Plan of Merger (the "Stonington Merger Agreement") by and among the Company, Stonington Acquisition Corp., a Delaware corporation ("Parent") and GLOBAL MOTORSPORT GROUP, INC. Acquisition Corp., a

Delaware corporation and wholly-owned subsidiary of Parent ("Purchaser"). Pursuant to the Stonington Merger Agreement, Parent and Purchaser filed on November 16, 1998 a Tender Offer with the Securities and Exchange Commission, relating to an offer to purchase (the "Offer") all of the Company's issued and outstanding shares of common stock (the "Shares") at a price of $19.50 per Share, net to the seller in cash, without interest, upon the terms and subject to the conditions set forth in Purchaser's Offer to Purchase, dated November 16, 1998, and in the related Letter of Transmittal. The Offer expired on December 14, 1998, and Purchaser accepted for payment all Shares validly tendered and not withdrawn as of 12:00 midnight, New York City time, on December 14, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the risk factors set forth below under "Factors That May Affect Future Results."

     RESULTS OF OPERATIONS

     Net sales increased 26.5% to $38,526,000 for the three months ended October 31, 1998 when compared to the same period of last year. Net sales increased 36.2% to $128,647,000 for the nine months ended October 31, 1998 from $94,455,000 for the same period of the prior fiscal year. Net sales in the three and nine months ended October 31, 1998 included $8.4 million and $30.1 million, respectively, in revenues generated by the Company's Chrome Specialties subsidiary. This subsidiary was acquired by the Company in September, 1997. Excluding sales generated by Chrome Specialties, net sales in the three and nine month period ended October 31, 1998 increased 14.9% and 9.2% respectively compared to the same periods of the prior year. Net sales in the three and nine month periods ended October 31, 1998 increased approximately 12.9% and 8.4% respectively, when compared to the pro forma combined sales of Custom Chrome and Chrome Specialties for the same periods of the prior year. Sales growth in the period was the result of increased product shipments to a wide range of domestic customers. International shipments were down during the period by 2.0% due to the strength of the U.S. dollar, the Company's selling currency, and poor economic conditions in Europe and the Far East. International sales accounted for 18.0% of total sales for the nine months ended October 31, 1998.

     Gross profit as a percentage of sales was 38.6% and 37.9% respectively, in the three and nine month periods ended October 31, 1998 compared with 36.0% and 37.2%, respectively, in the same periods of last year. Gross margins were higher in the current year quarter and nine months when compared to the same periods of the prior year due to improved product gross margins on parts imported from Far Eastern countries where currencies have weakened compared to the U.S. dollar. In addition, in the current year there was a higher sales mix of product imported from Far Eastern countries which resulted from problems encountered in the prior year with the importation of the Company's products from the Far East (primarily Taiwan) as a result of compliance deficiencies noted by the U.S. Customs Service. These deficiencies delayed the release of these traditionally high gross margin products to the Company's distribution centers for sale to customers. Management has taken steps to correct these deficiencies and return the transit times to historical norms.

     Selling, general and administrative expenses were $10.7 million and $31.4 million or 27.8% and 24.4% of net sales, respectively, for the three and nine month periods ended October 31, 1998, compared with $9.6 million and $24.2 million or 31.7% and 25.6% of net sales, respectively, in the same periods last year. The increase in the absolute amount of selling, general and administrative expense levels over the prior year is principally attributable to the higher expense levels associated with managing both the Company's historical operations and the operations of Chrome Specialties which was acquired by the Company in September, 1997. Additionally, selling, general and administrative expenses for the three and nine months ended October 31, 1998 includes $332,000 and $996,000 resulting from amortization of the excess of the Chrome Specialties purchase price over the net tangible assets acquired and other intangible assets related to the acquisition.

     For the quarter and nine months ended October 31, 1998, the Company incurred $1.6 million and $3.3 million in costs associated with matters related to litigation and an unsolicited tender offer commenced by Golden Cycle, LLP. See "Legal Proceedings" below. The Company expects to continue to incur significant costs on this matter until such time as the matter is resolved.

     Product development expenses were $376,000 and $1,041,000 or 1.0% and 0.8% of net sales, respectively, for the three and nine month periods ended October 31, 1998. Product development expenses as a percentage of net sales have decreased from the 1.1% for the three and nine month periods in the prior year due to the consolidation of the operations of Chrome Specialties, which has no material product development expenditures.

     Interest expense increased to $0.9 million and $3.5 million or 2.3% and 2.7% of net sales, respectively, for the three and nine month periods ended October 31, 1998. This is compared to $0.8 million and $1.7 million or 2.7% and 1.8% for the same periods in the prior year. The higher interest in the current period resulted from higher bank borrowings used to complete the acquisition of the net assets of Chrome Specialties in September, 1997. The lower interest expense in the current quarter compared to the three months ended July 31, 1998 reflects the Company's reduction of bank borrowings in the period as the result of cash flow from operations and reduced working capital.

     The Company's effective consolidated income tax rate was 86.9% and 48.0% in the three and nine months ended October 31, 1998, respectively. This compares with 44.6% and 39.8% in the same periods in the prior year. The current three and nine month period includes a $725,000 charge in the income tax provision related to a judgement rendered by the United States Tax Court on various petitions for redetermination raised by the Company (see Legal Proceedings, Internal Revenue Service Matters). This charge accounts for the significant increase in the effective income tax rate.

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

     In connection with the acquisition of Chrome Specialties, the Company entered into a $73.5 million credit agreement which: (i) provided funding for the acquisition price for Chrome Specialties, Inc.; (ii) provided funding to retire $15,000,000 of Senior Secured Notes; and (iii) provided the Company additional working capital borrowing ability. Borrowings under the new credit facility bear interest at the Bank's Base Rate or the London Interbank Borrowing Rate plus 1.75%. The agreement provides that the interest rate reduces as the Company reduces the initial debt level. In addition, the Company has fixed the rate for two-thirds of the borrowing by means of a swap transaction. The financing agreement required the Company to achieve or maintain certain financial results or ratios, and restricts the Company's ability to pay dividends, repurchase common stock, make further acquisitions and effect certain other transactions without the Bank's consent. For the period for September 16, 1998 to January 31, 1998, the Company was not in compliance with a number of its covenants under the credit agreement. The syndicate of Banks provided waivers for these violations in return for a fee, a
 .25% interest rate increase and certain modifications of the agreement. The Company was also not in compliance with one covenant under the credit agreement, as modified by the waiver previously received, during the quarter ended October 31, 1998. The syndicate of Banks has provided a waiver for the current violation in return for the continuation of the .25% interest rate increase and a fee. As the result of the Stonington tender offer (see Change of Control Matters), which closes December 14, 1998, it is anticipated that the Company's debt will be paid off pursuant to change of control provisions in the agreement. Stonington has arranged for a new credit agreement with a syndicate of banks to pay off the Company's debt and provide working capital funds for the future operations of the Company.

     Net cash provided by operating activities in the period ended October 31, 1998 was $21,076,000 compared with $13,234,000 in the same period of the prior year. In the period ended October 31, 1998, the Company made capital expenditures for computer and software equipment necessary to convert to a new enterprise software system and tooling for new products. The Company believes that cash flow from operations and funds from the working capital line of credit will be adequate to meet its capital and cash requirements at least through the next 12 months.

     CHANGE OF CONTROL MATTERS

     On November 8, 1998, the Company entered into an Agreement and Plan of Merger (the "Stonington Merger Agreement") by and among the Company, Stonington Acquisition Corp., a Delaware corporation ("Parent") and GLOBAL MOTORSPORT GROUP, INC. Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent ("Purchaser"). Pursuant to the Stonington Merger Agreement, Parent and Purchaser filed on November 16, 1998 a Tender Offer Statement on
Schedule 14D-1 with the Securities and Exchange Commission, relating to an offer to purchase (the "Offer") all of the Company's issued and outstanding shares of common stock (the "Shares") at a price of $19.50 per Share, net to the seller in cash, without interest, upon the terms and subject to the conditions set forth in Purchaser's Offer to Purchase, dated November 16, 1998, and in the related Letter of Transmittal. The Offer expired on December 14, 1998, and Purchaser accepted for payment all Shares validly tendered and not withdrawn as of 12:00 midnight, New York City time, on December 14, 1998.

FACTORS THAT MAY EFFECT FUTURE RESULTS

RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1997, SFAS No. 130, Reporting Comprehensive Income was issued. SFAS No. 130 requires disclosure of components of comprehensive income on an annual and interim basis. Comprehensive income includes all changes in equity during a reporting period, except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement for its year ending January 31, 1999. For the three and nine month periods ended October 31, 1998 and 1997, the Company did not have any components of other comprehensive income.

     In July 1997, SFAS NO. 131, Disclosures About Segments of an Enterprise and Related Information, was issued. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997. Unless impracticable, companies will be required to restate prior period information upon adoption. The Company will adopt this statement in its year ended January 31, 1999 financial statements.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company expects that the adoption of SFAS No. 133 will have no material impact on its financial position, results of operations or cash flows.

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

     EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

     The Board of Directors has the authority to issue up to 1,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance, or possible issuance, of Preferred Stock could have the effect of making it more difficult for third parties to acquire a majority of the outstanding voting stock of the Company. In addition, on November 13, 1996, the Board of Directors approved a Preferred Shares Rights Plan and subsequently issued preferred share rights to the Company's stockholders. On November 9, 1998, the Company amended the Rights Plan to exclude from the definition of "Acquiring Person" the acquisition by Parent and Purchaser of 15% or more of the Common Stock pursuant to the Stonington Merger Agreement. The Rights Plan, as well as certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws and the Delaware law, could delay or make difficult a merger, tender offer or proxy contest involving the Company.

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

     RELIANCE UPON THIRD PARTIES

     The Company employs the services of various independent representatives, the most significant of which is Zodiac Enterprises, Ltd. ("Zodiac"), to expedite the activities of its foreign manufacturers and to act as a purchasing agent for the Company. The Company has been doing business with Zodiac since 1984. Under the terms of the agreement between Zodiac and the Company, Zodiac is an agent for the Company to purchase and manufacture products in Taiwan. The agreement provides that Zodiac will supply the Company with products that meet certain specifications designated by the Company and, when necessary, provide the tooling that is necessary to manufacture such products. The Company's agreement with Zodiac is renewed annually, and can be terminated by the Company at any time on 90 days notice and by either party 90 days prior to the end of each annual period. Products purchased through Zodiac represented, 18%, 11% and 9% of the Company's net sales in the fiscal years ended January 31, 1996, 1997, and 1998, respectively. Chrome Specialties foreign product sourcing is also substantially from Taiwan where it employs the services of a trading company, Harness, Inc. ("Harness") to expedite its product purchase from numerous local manufacturing sources. As a result of the acquisition of Chrome Specialties, the Company has chosen Harness as its main source for both Chrome Specialties and Custom Chrome products imported from Taiwan. As a result, it is anticipated that the Company expects to increase its product sourcing from, and accordingly, its reliance upon Harness in the future. In addition, Chrome Specialties sources manufactured products from Mexico. If Zodiac's or Harness's services were discontinued for any reason, the Company believes it could replace such services in a timely manner by its own capabilities and using other trading companies. In many cases, the Company would expect to continue using the same manufacturers. There can be no assurance, however, that it would not experience temporary supply delays.

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

     IMPACT OF THE YEAR 2000 ISSUE

     The year 2000 issue results from computer programs written using a two digit date field rather than four to define the applicable year. The Company's current main computer program utilizing a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices and engage in other similar normal business activities. Because of the nature of the business market in which it operates, the Company's operations are highly dependent on its extensive central computer system which allows it to purchase numerous small dollar orders from numerous suppliers, warehouse these parts five warehouse locations nationwide and accept and ship numerous small sales orders from customers each business day. The Company is in the process of installing a new computer software system, which will increase operational and financial efficiencies and information analysis. The upgrade of the Company's current computer system was not directly the result of the Year 2000 software issue. The new enterprise system recognizes dates beyond December 31, 1999 and it addresses a substantial portion of the Year 2000 issue as it impacts the Company. The total cost of the new computer system upgrade is estimated at $3 million dollars. The cost of this project, as it related to the year 2000 issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.

     The computer software system being installed is a standard enterprise package acquired from a reputable third party supplier. This package is already utilized by the Chrome Specialties division of the Company where it has been operating for 18 months. Based on this the Company believes that the risk involved in the implementation of the system is not significant.

     In addition, although the Company has identified general contingency plans, such as the identification and, if necessary, replacement of non-compliant product suppliers, a formal contingency plan will not be established until mid-1999 when more information is available with respect to non-compliant suppliers and non-critical systems. The Company is unable to determine the effect of the failure of systems because of the Year 2000 issues by the Company or its suppliers or customers, but any significant failures could have an adverse material effect on the Company's results of operations and financial conditions.


ITEM 2.   LEGAL PROCEEDINGS

     DELAWARE STATE FIDUCIARY DUTY LITIGATION

     On April 7, 1998, Golden Cycle, LLP ("Golden Cycle") filed a complaint in Delaware Chancery Court against the Company and each member of its Board of Directors, alleging interference with corporate franchise, breach of fiduciary duty and fraud. The action, as subsequently amended, alleges various actions or inactions by the Board of Directors relating to Golden Cycle's now expired tender offer of April 7, 1998 and its consent solicitations. On April 9, 1998, Golden Cycle filed a motion seeking, among other things, preliminary injunctive relief. A hearing on Golden Cycle's motion for preliminary injunctive relief was held on May 8, 1998 and, on May 20, 1998, the Chancery Court issued an order denying Golden Cycle's request in all respects. Although the Chancery Court denied Golden Cycle's request for preliminary injunctive relief, that order was not a final judgement on Golden Cycle's claims.

     On November 12, 1998, Golden Cycle filed a second motion for preliminary injunctive relief seeking, among other things, invalidation of any termination fee and expense reimbursement provisions in the Stonington Merger Agreement and delay of the close of the Offer. A hearing on Golden Cycle's motion for preliminary injunctive relief was held on December 7, 1998 and, on December 10, 1998, the Chancery Court issued an order denying Golden Cycle's request in all respects.

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

     On September 2, 1998, the United States Tax Court rendered decisions on the Company's various petitions for redetermination. Based on the decisions of the Court, $3.9 million of the income tax underpayment alleged by the IRS was redetermined in the Company's favor. The Court did not allow the Company's claim for additional tax deductions in the periods which were examined. The company has recorded a $725,000 charge in the income tax provision for the three and nine months. The Company, based on the advice and opinion of outside experts, intends to file an appeal with respect to the Tax Court's denial of additional tax deductions.

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



                                         GLOBAL MOTORSPORT GROUP, INC.




Date: December 15, 1998              /s/ James J. Kelly, Jr.
      --------------------------         -----------------------
                                         James J. Kelly, Jr.
                                         Executive Vice President, Finance
                                         and Chief Financial Officer

                                         (Principal Financial and
                                         Accounting Officer)